Form 10-Q
period 2018-03-31
BP Midstream Partners LP
filed 2018-05-10
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
(281) 366-2000
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

As of May 9, 2018, the registrant had 52,375,535 common units and 52,375,535 subordinated units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$46,883	$32,694
Accounts receivable – third parties	560	188
Accounts receivable – related parties	10,484	9,481
Prepaid expenses	2,494	1,370
Other current assets	1,655	1,655
Total current assets	62,076	45,388
Equity method investments (Note 2)	476,485	487,999
Property, plant and equipment, net (Note 3)	69,090	69,488
Other assets	2,705	2,783
Total assets	$610,356	$605,658

LIABILITIES
Current liabilities
Short-term debt (Note 5)	$15,000	$15,000
Accounts payable – third parties	439	269
Accounts payable – related parties	1,670	2,270
Deferred revenue and credits	1,814	—
Accrued liabilities (Note 4)	3,728	4,481
Total current liabilities	22,651	22,020
Long-term portion of environmental remediation obligations	2,705	2,783
Total liabilities	25,356	24,803
Commitments and contingencies (Note 10)

EQUITY
Common unitholders – public (47,794,358 units issued and outstanding)	828,741	824,613
Common unitholders – BP Holdco (4,581,177 units issued and outstanding)	(46,748)	(47,141)
Subordinated unitholders – BP Holdco (52,375,535 units issued and outstanding)	(534,466)	(538,947)
Total partners' capital	247,527	238,525
Non-controlling interests	337,473	342,330
Total equity	585,000	580,855
Total liabilities and equity	$610,356	$605,658

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands of dollars, unless otherwise indicated)
		Predecessor
Revenue
Third parties	$798	$908
Related parties	25,821	25,735
Total revenue	26,619	26,643
Costs and expenses
Operating expenses – third parties	2,634	1,488
Operating expenses – related parties	962	1,992
Maintenance expenses – third parties	36	560
Maintenance expenses – related parties	20	—
General and administrative – third parties	788	88
General and administrative – related parties	3,423	1,379
Depreciation	662	670
Property and other taxes	111	108
Total costs and expenses	8,636	6,285
Operating income	17,983	20,358
Income from equity method investments	22,839	—
Other loss	—	176
Interest expense, net	114	—
Income before income taxes	40,708	20,182
Income tax expense	—	7,883
Net income	40,708	$12,299
Less: Net income attributable to non-controlling interests	10,169
Net income attributable to the Partnership	$30,539

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.29
Subordinated units	$0.29

Distributions declared per limited partner unit (in dollars, Note 7):
Common units	$0.2675
Subordinated units	$0.2675

Weighted average number of limited partner units outstanding - basic and diluted (in millions):
Common units – public	47.8
Common units – BP Holdco	4.6
Subordinated units – BP Holdco	52.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Partnership					Predecessor
(in thousands of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Net Parent Investment	Total
Balance at December 31, 2016	$—	$—	$—	$—	$—	$73,942	$73,942
Net income	—	—	—	—	—	12,299	12,299
Net transfers to Parent	—	—	—	—	—	(9,421)	(9,421)
Balance at March 31, 2017	$—	$—	$—	$—	$—	$76,820	$76,820

Balance at December 31, 2017	$824,613	$(47,141)	$(538,947)	$—	$342,330	$—	$580,855
Cumulative effect of accounting change (Note 2)	(1,253)	(120)	(1,373)	—	—	—	(2,746)
Net income	13,934	1,336	15,269	—	10,169	—	40,708
Distributions to unitholders	(8,592)	(823)	(9,415)	—	—	—	(18,830)
Unit-based compensation	39	—	—	—	—	—	39
Distributions to non-controlling interests	—	—	—	—	(15,026)	—	(15,026)
Balance at March 31, 2018	$828,741	$(46,748)	$(534,466)	$—	$337,473	$—	$585,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands of dollars)
		Predecessor
Cash flows from operating activities
Net income	$40,708	$12,299
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	662	670
Deferred income taxes	—	294
Share-based compensation	39	43
Loss due to changes in fair value of allowance oil receivable	—	176
Income from equity method investments	(22,839)	—
Distributions of earnings received from equity method investments	25,537	—
Changes in operating assets and liabilities
Accounts receivable – third parties	(372)	75
Accounts receivable – related parties	(1,003)	(81)
Allowance oil receivable	—	(1,935)
Prepaid expenses and other current assets	(1,124)	—
Accounts payable – third parties	170	(310)
Accounts payable – related parties	(600)	224
Deferred revenue and credits	1,814	—
Accrued liabilities	(932)	(572)
Long-term portion of environmental remediation obligations	—	(137)
Other liabilities	—	88
Net cash provided by operating activities	42,060	10,834
Cash flows from investing activities
Capital expenditures	(85)	(1,370)
Distribution in excess of earnings from equity method investments	6,070	—
Net cash provided by (used in) investing activities	5,985	(1,370)
Cash flows from financing activities
Net transfers to Parent – prior to the IPO	—	(9,464)
Distributions to unitholders	(18,830)	—
Distributions to non-controlling interests	(15,026)	—
Net cash used in financing activities	(33,856)	(9,464)
Net change in cash and cash equivalents	14,189	—
Cash and cash equivalents at beginning of the year	32,694	—
Cash and cash equivalents at end of the year	$46,883	$—
Supplemental cash flow information
Non-cash investing transactions
Accrued capital expenditures	$198	$453

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

On October 30, 2017, the Partnership completed its initial public offering (the "IPO") of common units representing limited partner interests. A total of 47,794,358 common units, including 5,294,358 common units pertaining to the exercise of the underwriters' over-allotment option, were issued to the public unitholders in connection with our IPO. Unless otherwise stated or the context otherwise indicates, all references to “we,” “our,” “us,” “Predecessor,” or similar expressions for time periods prior to the IPO refer to BP Midstream Partners LP Predecessor, which consisted of the historical assets and operations of the Predecessor Assets (as defined below). For time periods subsequent to the IPO, “we,” “our,” “us,” or similar expressions refer to the legal entity BP Midstream Partners LP.

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

Our assets consist of the following:

•	BP Two Pipeline Company LLC, which owns the BP#2 crude oil pipeline system (“BP2”).

•	BP River Rouge Pipeline Company LLC, which owns the Whiting to River Rouge refined products pipeline system (“River Rouge”).

•
BP D-B Pipeline Company LLC, which owns the Diamondback diluent pipeline system (“Diamondback”). BP2, River Rouge, and Diamondback are located in the Midwest region of the United States, and together are referred to as the "Predecessor Assets" or the "Wholly Owned Assets".

•	A 28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.

•	A 20% managing member interest in Mardi Gras Transportation System Company, LLC (“Mardi Gras”), which holds the following investments in joint ventures located in the Gulf of Mexico:

•	A 56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),

•	A 53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),

•	A 65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,

•	A 65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”). Together Endymion, Caesar, Cleopatra and Proteus are referred to as the “Mardi Gras Joint Ventures.”

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

Certain businesses of ours are subject to regulation by various authorities including, but not limited to the Federal Energy Regulatory Commission ("FERC"). Regulatory bodies exercise statutory authority over matters such as common carrier tariffs, construction, rates and ratemaking and agreements with customers.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

Basis of Presentation

Our condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, the single source of accounting principles generally accepted in the United States (“GAAP”).

Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

Prior to the IPO, our financial position, results of operations and cash flows consisted of the Predecessor's operations, which represented a combined reporting entity. Subsequent to the IPO, our financial position, results of operations and cash flows consist of consolidated BP Midstream Partners LP activities and balances. All intercompany accounts and transactions within the financial statements have been eliminated for all periods presented.

Prior to the IPO, our condensed consolidated statements of operations include expense allocations to the Predecessor for certain functions performed by our Parent on our behalf, including allocations of general corporate expenses related to finance, accounting, treasury, legal, information technology, human resources, shared services, government affairs, insurance, health, safety, security, employee benefits, incentives, severance and environmental functional support. The portion of expenses that are specifically identifiable to the Predecessor Assets are directly recorded to the Predecessor, with the remainder allocated on the basis of headcount, throughput volumes, miles of pipe and other measures. Our management believes the assumptions underlying the financial statements, including the assumptions regarding the allocation of general corporate expenses from our Parent, are reasonable. Nevertheless, the financial statements may not include all of the expenses that would have been incurred, had we been a stand-alone entity during the periods prior to the IPO and may not reflect our financial position, results of operations and cash flows, had we been a stand-alone entity during such periods. See Note 6 - Related Party Transactions.

Prior to the IPO, the Predecessor Assets did not own or maintain separate bank accounts. Our Parent used a centralized approach to cash management and historically funded our operating and investing activities as needed within the boundaries of a documented funding agreement. Accordingly, cash held by our Parent at the corporate level was not allocated to us for any of the periods prior to the IPO. During such periods, we reflected the cash generated by our operations and expenses paid by our Parent on our behalf as a component of Net parent investment on our condensed consolidated balance sheets, and as a net distribution to our Parent on our condensed consolidated statements of cash flows. We also did not include any interest income on the net cash transfers to our Parent. In connection with the IPO, we established our own cash accounts for the funding of our operating and investing activities.

All financial information presented for the periods after the IPO represents the condensed consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•
Our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2018 consist of the consolidated results of the Partnership. Our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2017 consist of the combined results of the Predecessor.

•	Our condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 consist of the consolidated balances of the Partnership.

•
Our condensed consolidated statement of changes in equity for the three months ended March 31, 2018 consist of the consolidated results for the Partnership. Our condensed consolidated statement of changes in equity for the three months ended March 31, 2017 consists of the combined results of the Predecessor.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

Summary of Significant Accounting Policies

There have been no significant changes to our accounting policies as disclosed in Note 2 - Summary of Significant Accounting Policies in our 2017 Annual Report.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the adoption date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period for public business entities and to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019 for all other entities. This ASU is effective as of January 1, 2019 for us, provided that we maintain emerging growth company ("EGC") status, with early adoption permitted. ASU 2014-09 was further amended in March 2016 by the provisions of ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016 by the provisions of ASU 2016-10, "Identifying Performance Obligations and Licensing", in May 2016 by the provisions of ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients", in December 2016 by the provisions of ASU 2016-20, "Technical Corrections to Topic 606, Revenue from Contracts with Customers" and in September 2017 by the provisions of ASU 2017-13, "Revenue Recognition (Topic 605) and Revenue from Contracts with Customers (Topic 606)." We are currently evaluating the impact that the adoption of the provisions under Topic 606 will have on our consolidated financial statements and the accompanying notes. As part of our evaluation efforts to date, all of our revenue contracts have been subject to review to evaluate the effect of the new standard. We have also made progress in evaluating new disclosure requirements under the new guidance. Based upon our preliminary assessments, the new standard may impact the timing of revenue recognition, but we do not expect significant changes to the amounts recognized for each reporting period. We are on target to adopt the new standard by the required adoption date under the modified retrospective transition method.

In February 2016, the FASB issued ASU 2016-02, "Leases", which improves transparency and comparability among organizations by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities and for annual reporting periods beginning after December 15, 2019 and interim reporting periods beginning after December 15, 2020 for all other entities. This ASU is effective for the year ended December 31, 2020 for us, provided that we maintain EGC status, with early adoption permitted. In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842". This ASU permits an entity to continue to apply its current accounting policy for land easements that existed before the effective date of Topic 842. Once an entity adopts Topic 842, it would apply prospectively to all new (or modified) land easements to determine whether the arrangement contains a lease. Topic 842 requires adoption by application of a modified retrospective transition approach and is effective for us on the same effective date as ASU 2016-02. We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements and the accompanying notes.

For additional information on accounting pronouncements issued prior to December 2017, see Note 2 - Summary of Significant Accounting Policies in our 2017 Annual Report.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

2. Equity Method Investments

We account for our ownership interests in Mars and the Mardi Gras Joint Ventures using the equity method for financial reporting purposes. Our financial results include our proportionate share of the Mars’ and Mardi Gras Joint Ventures’ net income, which is reflected in Income from equity method investments on the condensed consolidated statements of operations.

Summarized financial information for each of our equity method investments on a 100% basis is as follows:

	Three Months Ended March 31, 2018
		Mardi Gras Joint Ventures
	Mars	Caesar	Cleopatra	Proteus	Endymion	Total Mardi Gras Joint Ventures	Total
Statement of operations data
Revenues	$57,175	$11,603	$5,761	$8,600	$9,436	$35,400	$92,575
Operating expenses	21,648	3,879	2,272	3,347	4,742	14,240	35,888
Net income	35,534	7,724	3,489	5,253	4,804	21,270	56,804

The table below summarizes the balances and activities related to each of our equity method investments that we recorded for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
		Mardi Gras Joint Ventures
	Mars	Caesar	Cleopatra	Proteus	Endymion	Total Mardi Gras Joint Ventures	Total
Beginning Balance	$65,561	$123,586	$123,512	$87,144	$88,196	$422,438	$487,999
Cumulative effect of accounting change*	(2,746)	—	—	—	—	—	(2,746)
Contributions	—	—	—	—	—	—	—
Distributions	(12,825)	(6,117)	(2,915)	(5,005)	(4,745)	(18,782)	(31,607)
Income from equity method investments	10,127	4,326	1,849	3,414	3,123	12,712	22,839
Ending Balance	$60,117	$121,795	$122,446	$85,553	$86,574	$416,368	$476,485

* The financial results of Mars reflect the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" on January 1, 2018 under the modified retrospective transition method through a cumulative adjustment to equity. Our impact from this accounting change to our Mars investment was ($2,746), offset to partners' capital. The Mardi Gras Joint Ventures will adopt this ASU on January 1, 2019.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2018	2017
Land	$155	$155
Right-of-way assets	1,380	1,380
Buildings and improvements	12,032	12,032
Pipelines and equipment	92,094	92,083
Other	509	509
Construction in progress	314	67
Property, plant and equipment	106,484	106,226
Less: Accumulated depreciation	(37,394)	(36,738)
Property, plant and equipment, net	$69,090	$69,488

4. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2018	2017
Current portion of environmental remediation obligations	$1,655	$1,655
Other accrued liabilities	2,073	2,826
Accrued liabilities	$3,728	$4,481

Accrued interest and fees related to our credit facility were $292 and $159 as of March 31, 2018 and December 31, 2017, respectively, included in Other accrued liabilities. See Note 5 - Debt for further discussion of accrued interest and fees on debt with our related party.

5. Debt

On October 30, 2017, the Partnership entered into a $600.0 million unsecured revolving credit facility agreement (the “Credit Facility”) with an affiliate of BP. A summary of certain key terms of the Credit Facility is included in Note 7 - Debt in our 2017 Annual Report. There were $15.0 million of outstanding borrowings under the Credit Facility at March 31, 2018 and December 31, 2017. Interest charges and fees related to the Credit Facility were $0.2 million and $0 for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the weighted average interest rate for the Credit Facility was 2.2%. This facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20% per annum. See Note 13 - Subsequent Events for further discussion on our borrowings.

6. Related Party Transactions

Related party transactions include transactions with our Parent and our Parent’s affiliates, including those entities in which our Parent has an ownership interest but does not have control. In addition to the fixed loss allowance arrangements discussed in Note 2- Summary of Significant Accounting Policies in our 2017 Annual Report and the Credit Facility discussed above. We have entered into the following transactions with our related parties:

Omnibus Agreement

In connection with the IPO, the Partnership entered into an omnibus agreement with BP Pipelines and certain of its affiliates, including BP Midstream Partners GP LLC (our "general partner"). This agreement addresses, among other things, (i) the Partnership's obligation to pay an annual fee for general and administrative services provided by BP Pipelines and its affiliates, (ii) the Partnership's obligation to reimburse BP Pipelines for personnel and other costs related to the direct operation, management

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

and maintenance of the assets and (iii) the Partnership's obligation to reimburse BP Pipelines for services and certain direct or allocated costs and expenses incurred by BP Pipelines or its affiliates on behalf of the Partnership.

Pursuant to the omnibus agreement, BP Pipelines will indemnify the Partnership and fund the costs of required remedial action for its known historical and legacy spills and releases and other environmental and litigation claims identified in the omnibus agreement. BP Pipelines will also indemnify the Partnership with respect to subsidiaries for which it is the operator for certain title defects and for failures to obtain certain consents and permits necessary to conduct its business for one year following the closing of our IPO.

Further, the omnibus agreement addresses the granting of a license from BPA to the Partnership with respect to use of certain BP trademarks and trade name.

Cash Management Program

Prior to the IPO, we did not have our standalone cash accounts but participated in our Parent’s centralized cash management and funding system. See Note 1 - Business and Basis of Presentation for further discussion.

In connection with the IPO, we established our own cash accounts for the funding of our operating and investing activities but continued to participate in our Parent’s centralized cash management and funding system.

Related Party Revenue

We provide crude oil, refined products and diluent transportation services to related parties and generate revenue through published tariffs. We have commercial arrangements with BP Products that include minimum volume commitments. Under these fee-based agreements, we provide transportation services to BP Products and BP Products has committed to pay us for minimum volumes of crude oil, refined products and diluent, regardless of whether such volumes are physically shipped by BP Products through our pipelines during the term of the agreements. See Note 8 - Related Party Transactions in our 2017 Annual Report for further discussion regarding these agreements. We also have a fixed loss allowance (“FLA”) arrangement with BP Products, which provides us with additional income. See Note 8 - Fair Value Measurements for further information.

Our revenue from related parties was $25,821 and $25,735 for the three months ended March 31, 2018 and 2017, respectively.

We did not recognize any deficiency revenue under the throughput and deficiency agreements with BP Products for the three months ended March 31, 2018 and 2017. We recorded $1,814 and $0 in Deferred revenue and credits related to these agreements on our condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively.

Related Party Expenses

All employees performing services on behalf of our operations are employees of our Parent. Our Parent also procures our insurance policies on our behalf and performs certain general corporate functions for us related to finance, accounting, treasury, legal, information technology, human resources, shared services, government affairs, insurance, health, safety, security, employee benefits, incentives, severance and environmental functional support. Personnel and operating costs incurred by our Parent on our behalf are included in either Operating expenses – related parties or General and administrative – related parties in the condensed consolidated statements of operations, depending on the nature of the service provided.

Prior to our IPO, we were allocated operating and indirect general corporate expenses incurred by our Parent. See Note 1 - Business and Basis of Presentation for a summary of the allocation methodology.

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

For the three months ended March 31, 2018 and 2017, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Three Months Ended March 31,
	2018	2017
		Predecessor
Operating expenses—related parties	$962	$1,992
Maintenance expenses—related parties	20	—
General and administrative—related parties	3,423	1,379
Total costs and expenses—related parties	$4,405	$3,371

Share-based Compensation

Certain employees of our Parent supporting our operations were historically granted awards under share option plans and equity-settled employee share plans. Prior to the IPO, these share-based compensation costs were allocated to us as part of the cost allocations from our Parent. These costs were $43 for the three months ended March 31, 2017, recorded in General and administrative – related parties on the condensed consolidated statements of operations.

Subsequent to the IPO, the share-based compensation related to the employees of our Parent who provide services to us is charged to the Partnership pursuant to the terms of the omnibus agreement. The Partnership also issued its own unit-based compensation under our long term incentive plan. See Note 11 - Unit-Based Compensation.

Non-controlling Interests

We control and consolidate Mardi Gras via an agreement between us and our Parent, under which we have the right to vote 100% of Mardi Gras’ ownership interests in each of the Mardi Gras Joint Ventures. Non-controlling interests consist of the 80% ownership interest in Mardi Gras retained by our Parent upon the completion of the IPO and held at March 31, 2018. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on our condensed consolidated balance sheets and Net income attributable to non-controlling interests on our condensed consolidated statements of operations.

7. Net Income Per Limited Partner Unit

On February 15, 2018, we paid a prorated quarterly cash distribution of $0.1798 per limited partner unit to unitholders of record on February 1, 2018, for the period from October 30 through December 31, 2017.

On April 17, 2018, the board of directors of our general partner declared our quarterly cash distribution of $0.2675 per unit. This distribution will be paid on May 15, 2018, to unitholders of record as of May 1, 2018.

Net income per limited partner unit is only calculated for the three months ended March 31, 2018 as no units were outstanding in the same period of 2017. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three months ended March 31, 2018:

Three Months Ended March 31,
2018
Net income attributable to the Partnership	$30,539
Less:
Incentive distribution rights currently held by the General Partner	—
Limited partners' distribution declared on common units	14,010
Limited partners' distribution declared on subordinated units	14,010
Net income attributable to the Partnership in excess of distributions	$2,519

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Three Months Ended March 31, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
	(in thousands, unless otherwise indicated)
Distributions declared	$—	$14,010	$14,010	$28,020
Net income attributable to the Partnership in excess of distributions	—	1,260	1,259	2,519
Net income attributable to the Partnership	$—	$15,270	$15,269	$30,539
Weighted average units outstanding:
Basic		52,376	52,376	104,752
Diluted		52,378	52,376	104,754
Net income per limited partner unit (in dollars):
Basic		$0.29	$0.29
Diluted		$0.29	$0.29

8. Fair Value Measurements

We measure assets and liabilities requiring fair value presentation and disclose such amounts according to the quality of valuation inputs under the fair value hierarchy. The carrying amounts of our financial instruments included in current assets and current liabilities approximate fair value due to their short-term nature and maturity.

Our tariff for crude oil transportation on BP2 includes a fixed percentage FLA per barrel, which is a separate fee under the applicable crude oil tariff to cover evaporation and other loss in transit. In the periods presented, all our revenue on BP2 was generated from services to our Parent. We recognize FLA income in Revenue - related parties in the condensed consolidated statements of operations during the periods when commodities are transported.

Allowance oil receivable incurred prior to October 1, 2017 contained an embedded derivative, which we recorded at fair value on the condensed consolidated balance sheets together with its host arrangement. We recorded the changes in fair value in Other income (loss) on the condensed consolidated statements of operations. Allowance oil receivable balance incurred prior to October 1, 2017, including the embedded derivative, was classified as Level 2 in the fair value hierarchy. Such balances were entirely settled upon the IPO.

Allowance oil receivable incurred subsequent to October 1, 2017 no longer contains an embedded derivative or results in gain or loss related to the change in its fair value pursuant to the revised settlement price determination in a related party agreement between us and our Parent. We now settle the allowance oil at the end of each period; therefore, the balances are entirely recorded in Accounts receivable - related parties after October 1, 2017.

In the three months ended March 31, 2018 and 2017, we recognized FLA income of $2,140 and $1,936, respectively, and a loss due to the changes in fair value of $0 and $176, respectively, related to the FLA arrangement with our Parent.

9. Income Taxes

Prior to our IPO, the Predecessor was a part of BPA and was included in the income tax returns of BPA. Our tax provision prior to the IPO was prepared on a separate return basis, as if the Predecessor was a separate group of companies under common ownership. The Predecessor recorded income tax expense of $7,883 for the three months ended March 31, 2017.

BP Midstream Partners LP is not a taxable entity for U.S. federal and state income tax purposes. Taxes on our net income are generally borne by our partners through the allocation of taxable income. The condensed consolidated financial statements, therefore, do not include a provision for income tax after the IPO.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

10. Commitments and Contingencies

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

Indemnification

Under our omnibus agreement, our Parent will indemnify us for certain environmental liabilities, litigation and other matters attributable to the ownership or operation of our assets prior to the closing of the IPO. For the purposes of determining the indemnified amount of any loss suffered or incurred by the Partnership, the Partnership’s ownership of 28.5% in Mars, and 20% in Mardi Gras, and Mardi Gras’ 56% ownership in Caesar, 53% ownership in Cleopatra, 65% ownership in Endymion and 65% ownership in Proteus will be taken into account. Indemnification for certain identified environmental liabilities is subject to a cap of $25.0 million without any deductible. Other matters covered by the omnibus agreement are subject to a cap of $15.0 million and an aggregate deductible of $0.5 million before we are entitled to indemnification. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the IPO and that are identified before the third anniversary of the closing of the IPO.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. We record provisions for environmental liabilities based on management’s best estimates, using all information that is available at the time. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. We are indemnified by our Parent under the omnibus agreement against environmental cleanup costs for incidents that occurred prior to the IPO. Subsequent to the IPO, revisions to the estimated environmental liability for conditions that are not indemnified under the omnibus agreement with our Parent are reflected in our condensed consolidated statements of operations in the year in which they are probable and reasonably estimable.

We accrued $4,360 and $4,438 for environmental liabilities at March 31, 2018 and December 31, 2017, respectively. The balances are related to incidents that occurred prior to the IPO and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets of $4,360 and $4,438 on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

11. Unit-Based Compensation

Long-Term Incentive Plan

Prior to the closing of our IPO, we adopted BP Midstream Partners LP 2017 Long Term Incentive Plan (the “LTIP”). Awards under the LTIP are available for eligible officers, directors, employees and consultants of the general partner and its affiliates, who perform services for the Partnership. The LTIP allows the Partnership to grant unit options, unit appreciation rights, restricted units, phantom units, unit awards, cash awards, performance awards, distribution equivalent rights, substitute awards and other unit-based awards. The maximum aggregate number of common units that may be issued pursuant to the awards granted under the LTIP shall not exceed 5,502,271, subject to proportionate adjustment in the event of unit splits and similar events.

Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the three months ended March 31, 2018:

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Phantom Units
	Number of Units	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2017	8,468	$17.48
Granted	—	—
Outstanding at March 31, 2018	8,468	$17.48
Vested at March 31, 2018	—	—

For the three months ended March 31, 2018, total compensation expense recognized for phantom unit awards was $39. The unrecognized compensation cost related to phantom unit awards was $90 at March 31, 2018, which is expected to be recognized over a weighted average period of 0.6 years. There were no forfeitures for the three months ended March 31, 2018.

12. Variable Interest Entity

We control and consolidate our variable interest entity Mardi Gras because we are the primary beneficiary. Mardi Gras holds equity interests in the Mardi Gras Joint Ventures and accounts for them as equity method investments. Mardi Gras does not have any other operations or activities. See Note 15 - Variable Interest Entity in our 2017 Annual Report for further discussion.

The financial position of Mardi Gras at March 31, 2018 and December 31, 2017 and its financial performance and cash flows for the three months ended March 31, 2018 and 2017, as reflected in our condensed consolidated financial statements, are as follows:

	March 31, 2018	December 31, 2017
Balance sheet
Equity method investments	$416,368	$422,438
Non-controlling interests	337,473	342,330

	Three Months Ended March 31,
	2018	2017
Statement of operations
Income from equity method investments	$12,712	*
Less: Net income attributable to non-controlling interests	10,169	*
Net impact on Net income attributable to the Partnership	$2,543	*
* Information is not applicable as the interest in Mardi Gras was contributed to the Partnership on October 30, 2017.

	Three Months Ended March 31,
	2018	2017
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$12,712	*
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	6,070	*
Cash flows from financing activities
Distributions to non-controlling interests	(15,026)	*
Net change on BPMP's cash and cash equivalents	$3,756	*
* Information is not applicable as the interest in Mardi Gras was contributed to the Partnership on October 30, 2017.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

13. Subsequent Events

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the items noted below, that require recognition or disclosure in the condensed consolidated financial statements.

Cash Distribution

On April 17, 2018, we declared a cash distribution of $0.2675 per limited partner unit to unitholders of record on May 1, 2018, for the three months ended March 31, 2018. The distribution will be paid on May 15, 2018 and will total $28.0 million, with $12.8 million being distributed to our non-affiliated common unitholders and $15.2 million being distributed to BP Midstream Partners Holdings LLC ("BP Holdco") in respect of its ownership of our common and subordinated units.

Revolving Credit Facility

On May 4, 2018, we repaid our outstanding borrowings under the Credit Facility. This short-term debt had a principal balance of $15.0 million at the time of repayment and the repayment was made using cash on hand.

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

When used in this Quarterly Report, you can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should,” “would” or other similar expressions that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and other cautionary statements contained in this filing.

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

Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise indicates, all references to “we,” “our,” “us,” “Predecessor Assets,” “Predecessor,” or similar expressions for time periods prior to the initial public offering (the "IPO") date of October 30, 2017 refer to BP Midstream Partners LP Predecessor, our predecessor for accounting purposes. For time periods subsequent to the IPO, “we,” “our,” “us,” or similar expressions refer to the legal entity BP Midstream Partners LP (the "Partnership"). The term “our Parent” refers to BP Pipelines (North America), Inc. (“BP Pipelines”), any entity that wholly owns BP Pipelines, indirectly or directly, including BP America Inc. and BP p.l.c. (“BP”), and any entity that is wholly owned by the aforementioned entities, excluding BP Midstream Partners LP Predecessor and the Partnership.

The following management discussion and analysis of financial conditions and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2017 (our "2017 Annual Report").

Partnership Overview

We are a fee-based, growth-oriented master limited partnership formed by BP Pipelines on May 22, 2017 to own, operate, develop and acquire pipelines and other midstream assets. On October 30, 2017, the Partnership completed its IPO of common units representing limited partner interests. A total of 47,794,358 common units, including 5,294,358 common units pertaining to the exercise of the underwriters' over-allotment option, were issued to the public unitholders in connection with our IPO. On October 26, 2017, the Partnership's common units began trading on the New York Stock Exchange ("NYSE") under the symbol "BPMP".

Our assets consist of interests in entities that own crude oil, natural gas, refined products and diluent pipelines serving as key infrastructure for BP and other customers to transport onshore crude oil production to BP's crude oil refinery in Whiting, Indiana (the "Whiting Refinery") and offshore crude oil and natural gas production to key refining markets and trading and distribution hubs. Certain of our assets deliver refined products and diluent from the Whiting Refinery and other U.S. supply hubs to major demand centers.

Our assets consist of the following:

•	BP Two Pipeline Company LLC, which owns the BP#2 crude oil pipeline system (“BP2”).

•	BP River Rouge Pipeline Company LLC, which owns the Whiting to River Rouge refined products pipeline system (“River Rouge”).

•
BP D-B Pipeline Company LLC, which owns the Diamondback diluent pipeline system (“Diamondback”). BP2, River Rouge, and Diamondback are located in the Midwest region of the United States, and together are referred to as the "Predecessor Assets" or the "Wholly Owned Assets".

•	A 28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.

•	A 20% managing member interest in Mardi Gras Transportation System Company, LLC (“Mardi Gras”), which holds the following investments in joint ventures located in the Gulf of Mexico:

•	A 56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),

•	A 53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),

•	A 65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,

•	A 65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”). Together Endymion, Caesar, Cleopatra and Proteus are referred to as the “Mardi Gras Joint Ventures.”

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) safety and environmental metrics, (ii) revenue (including FLA) from throughput and utilization; (iii) operating expenses and maintenance spend; (iv) Adjusted EBITDA (as defined below); and (v) cash available for distribution (as defined below).

Preventative Safety and Environmental Metrics

We are committed to maintaining and improving the safety, reliability and efficiency of our operations. We have implemented reporting programs requiring all employees and contractors of our Parent who provide services to us to record environmental and safety related incidents. Our management team uses these existing programs and data to evaluate trends and potential interventions to deliver on performance targets. We integrate health, occupational safety, process safety and environmental principles throughout our operations in order to reduce and eliminate environmental and safety related incidents.

Throughput

The amount of revenue our business generates primarily depends on our fee-based transportation agreements with shippers, our tariffs and the volumes of crude oil, natural gas, refined products and diluent that we handle on our pipelines. We generate the majority of our revenue by charging fees under long-term agreements with minimum volume commitments.

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

Total Maintenance Spend

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding our total maintenance requirements. Total Maintenance Spend for the three months ended March 31, 2018 and 2017, is shown in the table below:

	Three Months Ended March 31,
	2018	2017
	(in thousands of dollars)
		Predecessor
Wholly Owned Assets
Maintenance expenses	$56	$560
Maintenance capital expenditures	85	1,370
Total Maintenance Spend - Wholly Owned Assets	$141	$1,930

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

Adjusted EBITDA and Cash Available for Distribution

We define Adjusted EBITDA as net income before net interest expense, income taxes, gain or loss from disposition of property, plant and equipment, and depreciation and amortization, plus cash distributed to the Partnership from equity method investments for the applicable period, less income from equity method investments. We define Adjusted EBITDA attributable to the Partnership as Adjusted EBITDA less Adjusted EBITDA attributable to non-controlling interests. We present these financial measures because we believe replacing our proportionate share of our equity method investments’ net income with the cash received from such equity method investments more accurately reflects the cash flow from our business, which is meaningful to our investors.

We compute and present cash available for distribution and define it as Adjusted EBITDA attributable to the Partnership plus net adjustments from volume deficiency agreements, less maintenance capital expenditures, net interest paid/received, cash reserves, and income taxes paid. Cash available for distribution does not reflect changes in working capital balances.

Adjusted EBITDA and cash available for distribution are non-GAAP supplemental financial measures, which are metrics that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations subsequent to the IPO are not comparable to our Predecessor’s historical results of operations for the reasons described below:

Revenues

Prior to July 1, 2017, our Predecessor did not have agreements that contained minimum volume commitments. As of July 1, 2017, we entered into a throughput and deficiency agreement with BP Products for transporting diluent on Diamondback under a joint tariff agreement with a third-party carrier that contains minimum volume requirements.  In connection with the IPO, we entered into additional throughput and deficiency agreements that contain minimum volume requirements with BP Products for each of our three Wholly Owned Assets. See Note 8 - Related Party Transactions in the Notes to Consolidated Financial Statements in our 2017 Annual Report.

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

Expenses

Our Predecessor’s operating and general and administrative expenses included charges for the management and operations of our assets and certain general corporate overhead, shared services and operating services allocated to us by BP Pipelines through October 29, 2017. These allocated expenses included but were not limited to finance, accounting, treasury, legal, information technology, human resources, shared services, government affairs, insurance, health, safety, security, employee benefits, incentives, severance and environmental functional support. These expenses were charged or allocated to our Predecessor Assets based on the nature of the expenses.

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

Financing

There are differences in the way we finance our operations as compared to the way our Predecessor historically financed its operations. Historically, our Predecessor’s operations were financed as part of BP Pipelines’ integrated operations, and our Predecessor did not record any separate costs associated with financing its operations. Our Predecessor largely relied on internally-generated cash flows and capital contributions from BP Pipelines to satisfy its capital expenditure requirements. Subsequent to the IPO, funding for future capital expenditures is primarily from external sources, including affiliate borrowings under our $600.0 million Credit Facility and potential future issuances of equity and debt securities.

We intend to make cash distributions to our unitholders at a minimum distribution rate of $0.2625 per unit per quarter ($1.05 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner, as the holder of our incentive distribution rights, most of the cash generated by our operations.

Factors Affecting Our Business

Our business can be negatively affected by sustained downturns or slow growth in the economy in general, and is impacted by the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our customers’ operations.

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

The total project cost is expected to be approximately $345.0 million from 2015 to 2019, which are fully reimbursable to Proteus from third-party investors that are not affiliated with the Partnership. During the three months ended March 31, 2018, Proteus incurred $38.1 million of capitalized costs. We expect the Appomattox expansion capital expenditures to be approximately $141.9 million in 2018.

Customers

BP is our primary customer. Transportation revenue from BP represented 97.0% and 95.7% of our revenues for the three months ended March 31, 2018 and 2017, respectively. BP’s volumes represented approximately 53.7% of the aggregate total volumes transported on the Wholly Owned Assets, Mars and the Mardi Gras Joint Ventures combined for the three months ended March 31, 2018. BP’s volumes represented approximately 96.2% of the aggregate total volumes transported on the Wholly Owned Assets for the three months ended March 31, 2017.

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

Regulation

Our interstate common carrier pipelines are subject to regulation by various federal, state and local agencies including the FERC, Environmental Protection Agency ("EPA") and the Department of Transportation ("DOT"). For more information on federal, state and local regulations affecting our business, see Part I, Item 1 and 2. Business and Properties in our 2017 Annual Report.

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

Results of Operations

The following tables and discussion contain a summary of our consolidated results of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands of dollars)
		Predecessor
Revenue	$26,619	$26,643
Costs and expenses
Operating expenses	3,596	3,480
Maintenance expenses	56	560
General and administrative	4,211	1,467
Depreciation	662	670
Property and other taxes	111	108
Total costs and expenses	8,636	6,285
Operating income	17,983	20,358
Income from equity method investments	22,839	—
Other loss	—	176
Interest expense, net	114	—
Income before income taxes	40,708	20,182
Income tax expense	—	7,883
Net income	40,708	$12,299
Less: Net income attributable to non-controlling interests	10,169
Net income attributable to the Partnership	$30,539

Adjusted EBITDA**	$50,252	$20,852
Less: Adjusted EBITDA attributable to non-controlling interests	15,026	*
Adjusted EBITDA attributable to the Partnership	$35,226	*
* Information is not applicable for the periods prior to the IPO.
** See Reconciliation of Non-GAAP Measures below.

	Three Months Ended March 31,
Pipeline throughput (thousands of barrels per day)(1)(2)	2018	2017
BP2	287	273
Diamondback	82	65
River Rouge	61	59
Total Wholly Owned Assets	430	397

Mars	466	440

Caesar	206	222
Cleopatra(3)	23	27
Proteus	183	167
Endymion	183	167
Mardi Gras Joint Ventures	595	583

Average revenue per barrel ($ per barrel)(2)(4)
Total Wholly Owned Assets	$0.69	$0.74
Mars	1.24	1.46
Mardi Gras Joint Ventures	0.66	0.68
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Interests in Mars and Mardi Gras were contributed to the Partnership on October 30, 2017. Throughput and average revenue per barrel for Mars and the Mardi Gras Joint Ventures are presented on a 100% basis for the three months ended March 31, 2018, and 2017. Data presented for Mars and Mardi Gras Joint Ventures for the three months ended March 31, 2017 are for informational purposes only and are not included in our Predecessor financial results.

(3) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(4) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Total revenue remained relatively flat for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 with individual fluctuations between pipelines. Throughput revenue on BP2 increased by $0.7 million resulting from a 5.3% increase in throughput volume in addition to $0.2 million increase in FLA revenue from BP2. Throughput revenue on River Rouge increased by $0.1 million resulting from a 2.8% increase in throughput volume. These increases were offset by decrease in throughput revenue on Diamondback resulting from a 35.7% decrease in tariff rate combined with a 25.2% increase in throughput volume. The reduced average tariff rate at Diamondback resulted from entering into two throughput and deficiency agreements after the three months ended March 31, 2017.

Operating expenses remained relatively flat for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Maintenance expenses decreased by $0.5 million, or 90.0%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, as a result of decreased maintenance project activities primarily related to River Rouge, including in-line inspections and repairs emanating from the in-line inspections.

General and administrative expenses increased by $2.7 million, or 187.0%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, general and administrative expenses primarily consist of $3.3 million under our omnibus agreement with our Parent and $0.7 million for incremental public company expenses, compared to $1.5 million of charges allocated in the three months ended March 31, 2017 by our Parent. Subsequent to the IPO, charges previously allocated to us by our Parent are covered by the omnibus agreement.

Depreciation expense remained relatively flat at $0.7 million in both the three months ended March 31, 2018 and 2017.

Property and other tax expense remained flat at $0.1 million in both of the three months ended March 31, 2018 and 2017.

Income from equity method investments was $22.8 million in the three months ended March 31, 2018 due to earnings from Mars and the Mardi Gras Joint Ventures, after they were contributed to us in connection with our IPO.

Other loss was $0 and $0.2 million in the three months ended March 31, 2018 and 2017, respectively. Other loss represents the changes in fair value of the embedded derivative associated with the allowance oil receivable incurred prior to October 1, 2017. Pursuant to a related party agreement, allowance oil receivable incurred on and after October 1, 2017 is settled at the commodity prices of the movement month and no longer contains an embedded derivative that would result in gain and losses due to changes in fair value.

Interest expense, net was $0.1 million in the three months ended March 31, 2018. In connection with the IPO, we entered into the $600.0 million Credit Facility. The $0.1 million of net interest consisted of interest expense and commitment and utilization fees, which were partially offset by interest income on cash deposits held by the Partnership.

Income tax expense in the three months ended March 31, 2018 and 2017 was $0 and $7.9 million, respectively. Prior to the IPO, the Predecessor was included in the consolidated income tax returns of our Parent which is subject to federal and state income taxes. The effective tax rate during the three months ended March 31, 2017 was at 39.1%. Subsequent to the IPO, the Partnership is treated as a pass-through entity for federal and state income tax purposes. There is no federal and state income taxes for the period subsequent the IPO.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in thousands of dollars)
		Predecessor
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$40,708	$12,299
Add:
Depreciation	662	670
Income tax expense	—	7,883
Interest expense, net	114	—
Cash distributions received from equity method investments — Mars	12,825	—
Cash distributions received from equity method investments — Mardi Gras Joint Ventures	18,782	—
Less:
Income from equity method investments — Mars	10,127	—
Income from equity method investments — Mardi Gras Joint Ventures	12,712	—
Adjusted EBITDA	50,252	$20,852
Less:
Adjusted EBITDA attributable to non-controlling interests	15,026
Adjusted EBITDA attributable to the Partnership	35,226
Add:
Net adjustments from volume deficiency agreements	1,332
Net interest received	16
Less:
Maintenance capital expenditures	85
Cash available for distribution attributable to the Partnership	$36,489

	Three Months Ended March 31,
	2018	2017
	(in thousands of dollars)
		Predecessor
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$42,060	$10,834
Add:
Income tax expense	—	7,883
Interest expense, net	114	—
Distribution in excess of earnings from equity method investments	6,070	—
Changes in other assets and liabilities	2,047	2,648
Less:
Non-cash adjustments	39	513
Adjusted EBITDA	50,252	$20,852
Less:
Adjusted EBITDA attributable to non-controlling interests	15,026
Adjusted EBITDA attributable to the Partnership	35,226
Add:
Net adjustments from volume deficiency agreements	1,332
Net interest received	16
Less:
Maintenance capital expenditures	85
Cash available for distribution attributable to the Partnership	$36,489

Capital Resources and Liquidity

We maintain separate bank accounts, and BP Pipelines continues to provide treasury services on our general partner’s behalf under our omnibus agreement. We expect our ongoing sources of liquidity to include cash generated from operations (including distribution from our equity method investments), borrowings under our Credit Facility and issuances of debt and additional equity securities. The entities in which we own an interest may also incur debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

Cash Distributions

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

On April 17, 2018, we declared a cash distribution of $0.2675 per limited partner unit to unitholders of record on May 1, 2018, for the three months ended March 31, 2018. The distribution reflects an increase of $0.0050 over the Partnership’s minimum quarterly distribution. The distribution will be paid on May 15, 2018 and will total $28.0 million, with $12.8 million being distributed to our non-affiliated common unitholders and $15.2 million being distributed to BP Holdco in respect of its ownership of our common and subordinated units.

Revolving Credit Facility

On October 30, 2017, the Partnership entered into the $600.0 million unsecured Credit Facility with an affiliate of BP. The Credit Facility terminates on October 30, 2022 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA (as defined in the Credit Facility), not to exceed

5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of our general partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our leverage ratio to exceed 4.5 to 1.0.

The Credit Facility also contains customary events of default, such as (i) nonpayment of principal when due, (ii) nonpayment of interest, fees or other amounts, (iii) breach of covenants, (iv) misrepresentation, (v) cross-payment default and cross-acceleration (in each case, to indebtedness in excess of $75.0 million) and (vi) insolvency. Additionally, the Credit Facility limits our ability to, among other things: (i) incur or guarantee additional debt, (ii) redeem or repurchase units or make distributions under certain circumstances; and (iii) incur certain liens or permit them to exist. Indebtedness under this facility bears interest at the 3-month London Interbank Offered Rate ("LIBOR") plus 0.85%. This facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20%. At March 31, 2018, $15.0 million was drawn and outstanding from the Credit Facility.

Cash Flows from Our Operations

Operating Activities. We generated $42.1 million in cash flow from operating activities in the three months ended March 31, 2018, compared to the $10.8 million generated in the three months ended March 31, 2017. The $31.3 million increase in cash flows from operations primarily resulted from an increase in net income attributed to the Wholly Owned Assets and the distributions from equity method investments that were contributed to us in connection with the IPO. The overall increase was partially offset by a decrease resulting from changes in operating assets and liabilities position primarily in accounts receivable from related parties.

Investing Activities. Our cash flow generated by investing activities was $6.0 million in the three months ended March 31, 2018, compared to $1.4 million used in the three months ended March 31, 2017. The $7.4 million increase in cash flow generated by investing activities is due to the post-IPO distribution in excess of earnings received from equity method investments and a decrease in capital expenditures on maintenance projects during the three months ended March 31, 2018.

Financing Activities. Our cash flow used in financing activities was $33.9 million in the three months ended March 31, 2018, compared to $9.5 million in the three months ended March 31, 2017. The increase in the usage of cash for financing activities is due to $18.8 million distributed to public unitholders and $15.0 million distributed to non-controlling interest and partially offset by the elimination of transfers to Parent of $9.5 million.

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

A summary of our capital expenditures, for the three months ended March 31, 2018 and 2017, is shown in the table below:

	Three Months Ended March 31,
	2018	2017
	(in thousands of dollars)
		Predecessor
Cash spent on maintenance capital expenditures	$85	$1,370
Increase/(Decrease) in accrued capital expenditures	179	(898)
Total capital expenditures incurred	$264	$472

Our capital expenditures for the three months ended March 31, 2018 were $0.3 million, primarily associated with an upgrade on piping from boosters to mainline pumps for River Rouge. Our capital expenditures for the three months ended March 31, 2017 were $0.5 million, primarily associated with the continuation of leak detection metering upgrades for BP2.

All of our capital expenditures in the three months ended March 31, 2018 and 2017 were maintenance expenditures. We did not incur any expansion capital expenditures during such periods.

Contractual Obligations

There were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2017.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies disclosed in Note 2 - Summary of Significant Accounting Policies in our 2017 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2018, does not differ materially from that discussed under Item 7A of our 2017 Annual Report.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are party to ongoing legal proceedings in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our 2017 Annual Report. No material changes to such risk factors have occurred as of the date of the Quarterly Report.

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

In the first quarter of 2018, BP recorded gross revenues of $43.4 million related to its interests in the North Sea Rhum field ("Rhum"). BP had a net profit of $19.9 million for the quarter ended March 31, 2018. Rhum is owned under a 50:50 unincorporated joint arrangement between BP and Iranian Oil Company (U.K.) Limited ("IOC"). BP obtained an updated OFAC license in relation to the continued operation of Rhum on September 29, 2017.

•
On November 21, 2017, BP announced that it has agreed to sell certain of its assets in the North Sea, including its ownership stake, and the transfer of its role as operator, in the Rhum joint arrangement to Serica Energy plc. The sale and transfer of ownership by BP is subject to regulatory and third-party approvals.

•
In November 2017, BP Exploration Operating Company Limited ("BPEOC") entered into an agreement with IOC for the sale and purchase of an IOC entitlement to Forties blend crude oil. The parties agreed to set off the purchase price – $40.6 million equivalent – against IOC’s share of operating costs incurred or to be incurred by BPEOC as operator of the Rhum field under the Rhum joint operating agreement. 604,976 net barrels of Forties blend crude oil was loaded at a North Sea terminal in January 2018 and delivered to BP’s Rotterdam refinery resulting in a cash receipt of $40.6 million. Upon delivery at BP’s Rotterdam refinery, the Forties blend crude oil was commingled with other products for refining, and therefore BP is unable to ascertain an amount of gross revenue or gross profit attributable to it. BP does not expect to enter into any further similar arrangements with IOC in relation to the Rhum field.

•
BP Iran Limited leases an office in Tehran. The office is used for administrative activities. In the first quarter of 2018, taxes, including rental tax payments associated with the Tehran office with an aggregate US dollar equivalent value of approximately $7,400, were paid from a BP trust account held with Tadvin Co. to Iranian public entities. No gross revenues or net profits were attributable to these activities. BP intends to continue to maintain an office in Tehran.

•
In the first quarter of 2018, certain BP employees visited Iran for the purpose of meetings with Iranian government officials and other Iranian nationals and attending conferences. Payments were made to Iranian public entities for visas and taxes in relation to such visits with an aggregate US dollar equivalent value of approximately $600. In addition, certain BP employees met with Iranian government officials and other Iranian nationals outside of Iran. No gross revenues or net profits were attributable to these activities and BP intends to continue visits.

Item 6. EXHIBITS

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

Date: May 10, 2018	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director
(principal financial officer and principal accounting officer)