Form 10-Q
period 2018-06-30
BP Midstream Partners LP
filed 2018-08-09
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 8, 2018, the registrant had 52,375,535 common units and 52,375,535 subordinated units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$40,527	$32,694
Accounts receivable – third parties	217	188
Accounts receivable – related parties	9,258	9,481
Prepaid expenses	1,506	1,370
Other current assets	839	1,655
Total current assets	52,347	45,388
Equity method investments (Note 2)	470,074	487,999
Property, plant and equipment, net (Note 3)	68,815	69,488
Other assets	3,263	2,783
Total assets	$594,499	$605,658

LIABILITIES
Current liabilities
Short-term debt (Note 5)	$—	$15,000
Accounts payable – third parties	762	269
Accounts payable – related parties	1,641	2,270
Deferred revenue and credits	2,186	—
Accrued liabilities (Note 4)	3,139	4,481
Total current liabilities	7,728	22,020
Long-term portion of environmental remediation obligations	3,263	2,783
Total liabilities	10,991	24,803
Commitments and contingencies (Note 10)

EQUITY
Common unitholders – public (47,794,358 units issued and outstanding)	829,903	824,613
Common unitholders – BP Holdco (4,581,177 units issued and outstanding)	(46,640)	(47,141)
Subordinated unitholders – BP Holdco (52,375,535 units issued and outstanding)	(533,242)	(538,947)
Total partners' capital	250,021	238,525
Non-controlling interests	333,487	342,330
Total equity	583,508	580,855
Total liabilities and equity	$594,499	$605,658

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands of dollars, unless otherwise indicated)
		Predecessor		Predecessor
Revenue
Third parties	$766	$566	$1,564	$1,474
Related parties	28,169	26,319	53,990	52,054
Total revenue	28,935	26,885	55,554	53,528
Costs and expenses
Operating expenses – third parties	3,032	1,830	5,666	3,318
Operating expenses – related parties	1,026	1,875	1,988	3,867
Maintenance expenses – third parties	847	729	883	1,289
Maintenance expenses – related parties	24	192	44	192
Gain from disposition of property, plant and equipment	—	(6)	—	(6)
General and administrative – third parties	415	(44)	1,203	44
General and administrative – related parties	3,442	982	6,865	2,361
Depreciation	662	662	1,324	1,332
Property and other taxes	112	46	223	154
Total costs and expenses	9,560	6,266	18,196	12,551
Operating income	19,375	20,619	37,358	40,977
Income from equity method investments	20,842	—	43,681	—
Other loss	—	312	—	488
Interest expense, net	25	—	139	—
Income before income taxes	40,192	20,307	80,900	40,489
Income tax expense	—	7,933	—	15,816
Net income	40,192	$12,374	80,900	$24,673
Less: Net income attributable to non-controlling interests	9,722		19,891
Net income attributable to the Partnership	$30,470		$61,009

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.29		$0.58
Subordinated units	$0.29		$0.58

Distributions declared per limited partner unit (in dollars, Note 7):
Common units	$0.2725		$0.5400
Subordinated units	$0.2725		$0.5400

Weighted average number of limited partner units outstanding - basic and diluted (in millions):
Common units – public	47.8		47.8
Common units – BP Holdco	4.6		4.6
Subordinated units – BP Holdco	52.4		52.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Partnership					Predecessor
(in thousands of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Net Parent Investment	Total
Balance at December 31, 2016	$—	$—	$—	$—	$—	$73,942	$73,942
Net income	—	—	—	—	—	24,673	24,673
Net transfers to Parent	—	—	—	—	—	(18,510)	(18,510)
Balance at June 30, 2017	$—	$—	$—	$—	$—	$80,105	$80,105

Balance at December 31, 2017	$824,613	$(47,141)	$(538,947)	$—	$342,330	$—	$580,855
Cumulative effect of accounting change (Note 2)	(1,253)	(120)	(1,373)	—	—	—	(2,746)
Net income	27,836	2,669	30,504	—	19,891	—	80,900
Distributions to unitholders	(21,377)	(2,048)	(23,426)	—	—	—	(46,851)
Unit-based compensation	84	—	—	—	—	—	84
Distributions to non-controlling interests	—	—	—	—	(28,734)	—	(28,734)
Balance at June 30, 2018	$829,903	$(46,640)	$(533,242)	$—	$333,487	$—	$583,508

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in thousands of dollars)
		Predecessor
Cash flows from operating activities
Net income	$80,900	$24,673
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,324	1,332
Deferred income taxes	—	539
Share-based compensation	84	104
Loss due to changes in fair value of allowance oil receivable	—	488
Gain from disposition of property, plant and equipment	—	(6)
Income from equity method investments	(43,681)	—
Distributions of earnings received from equity method investments	47,807	—
Changes in operating assets and liabilities
Accounts receivable – third parties	(29)	234
Accounts receivable – related parties	223	(5,258)
Allowance oil receivable	—	(761)
Prepaid expenses and other current assets	(136)	(71)
Accounts payable – third parties	493	169
Accounts payable – related parties	(629)	46
Deferred revenue and credits	2,186	—
Accrued liabilities	(705)	(648)
Long-term portion of environmental remediation obligations	—	(231)
Other liabilities	—	(162)
Net cash provided by operating activities	87,837	20,448
Cash flows from investing activities
Capital expenditures	(472)	(1,840)
Distributions in excess of earnings from equity method investments	11,053	—
Proceeds from disposition of property, plant and equipment	—	6
Net cash provided by (used in) investing activities	10,581	(1,834)
Cash flows from financing activities
Net transfers to Parent – prior to the IPO	—	(18,614)
Repayment of short-term debt	(15,000)	—
Distributions to unitholders	(46,851)	—
Distributions to non-controlling interests	(28,734)	—
Net cash used in financing activities	(90,585)	(18,614)
Net change in cash and cash equivalents	7,833	—
Cash and cash equivalents at beginning of the period	32,694	—
Cash and cash equivalents at end of the period	$40,527	$—
Supplemental cash flow information
Non-cash investing transactions
Accrued capital expenditures	$198	$—

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

•	A 28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.

•	A 20% managing member interest in Mardi Gras Transportation System Company, LLC (“Mardi Gras”), which holds the following investments in joint ventures located in the Gulf of Mexico:

•	A 56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),

•	A 53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),

•	A 65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,

•	A 65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”).

•	Together Endymion, Caesar, Cleopatra and Proteus are referred to as the “Mardi Gras Joint Ventures.”

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

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

All financial information presented for the periods after the IPO represents the condensed consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•
Our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and condensed consolidated statement cash flows for the six months ended June 30, 2018 consist of the consolidated results of the Partnership. Our condensed consolidated statements of operations for the three and six months ended June 30, 2017 and condensed consolidated statement cash flows for the six months ended June 30, 2017 consist of the combined results of the Predecessor.

•	Our condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 consist of the consolidated balances of the Partnership.

•
Our condensed consolidated statement of changes in equity for the six months ended June 30, 2018 consist of the consolidated results for the Partnership. Our condensed consolidated statement of changes in equity for the six months ended June 30, 2017 consists of the combined results of the Predecessor.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

Summary of Significant Accounting Policies

There have been no significant changes to our accounting policies as disclosed in Note 2 - Summary of Significant Accounting Policies in our 2017 Annual Report.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the adoption date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period for public business entities and to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019 for all other entities. This ASU is effective as of January 1, 2019 for an emerging growth company ("EGC"). We expect to transition from EGC status to large accelerated as of December 31, 2018, as such we will reflect the adoption in our on Annual Report on Form 10-K for the year ended December 31, 2018. ASU 2014-09 was further amended in March 2016 by the provisions of ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016 by the provisions of ASU 2016-10, "Identifying Performance Obligations and Licensing", in May 2016 by the provisions of ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients", in December 2016 by the provisions of ASU 2016-20, "Technical Corrections to Topic 606, Revenue from Contracts with Customers" and in September 2017 by the provisions of ASU 2017-13, "Revenue Recognition (Topic 605) and Revenue from Contracts with Customers (Topic 606)." We have evaluated the impact that the adoption of the provisions under Topic 606 will have on our revenue contracts, consolidated financial statements and the accompanying notes. Based upon our assessment, the new standard may impact the timing of revenue recognition, but we do not expect significant changes to the amounts recognized for each reporting period. We will adopt the new standard under the modified retrospective transition method by December 31, 2018.

In February 2016, the FASB issued ASU 2016-02, "Leases", which improves transparency and comparability among organizations by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities and for annual reporting periods beginning after December 15, 2019 and interim reporting periods beginning after December 15, 2020 for all other entities. This ASU is effective as of January 1, 2019 for us, as we expect to transition from EGC status to large accelerated as of December 31, 2018. In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842". This ASU permits an entity to continue to apply its current accounting policy for land easements that existed before the effective date of Topic 842. Once an entity adopts Topic 842, it would apply prospectively to all new (or modified) land easements to determine whether the arrangement contains a lease. Topic 842 requires adoption by application of a modified retrospective transition approach and is effective for us on the same effective date as ASU 2016-02. We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements and the accompanying notes and we will have our assessment completed prior to December 31, 2018.

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

Summarized financial information for each of our equity method investments on a 100% basis is as follows:

	Three Months Ended June 30, 2018
		Mardi Gras Joint Ventures
	Mars	Caesar	Cleopatra	Proteus	Endymion	Total Mardi Gras Joint Ventures	Total
Statement of operations data
Revenues	$51,867	$9,832	$5,222	$8,305	$8,992	$32,351	$84,218
Operating expenses	21,381	3,548	2,419	2,924	3,486	12,377	33,758
Net income	30,489	6,284	2,803	5,381	5,616	20,084	50,573

	Six Months Ended June 30, 2018
		Mardi Gras Joint Ventures
	Mars	Caesar	Cleopatra	Proteus	Endymion	Total Mardi Gras Joint Ventures	Total
Statement of operations data
Revenues	$109,042	$21,435	$10,983	$16,905	$18,428	$67,751	$176,793
Operating expenses	43,029	7,427	4,691	6,271	8,228	26,617	69,646
Net income	66,023	14,008	6,292	10,634	10,420	41,354	107,377

The table below summarizes the balances and activities related to each of our equity method investments that we recorded for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
		Mardi Gras Joint Ventures
	Mars	Caesar	Cleopatra	Proteus	Endymion	Total Mardi Gras Joint Ventures	Total
Beginning Balance	$60,117	$121,795	$122,446	$85,553	$86,574	$416,368	$476,485
Distributions	(10,118)	(4,480)	(2,385)	(5,070)	(5,200)	(17,135)	(27,253)
Income from equity method investments	8,689	3,519	1,486	3,498	3,650	12,153	20,842
Ending Balance	$58,688	$120,834	$121,547	$83,981	$85,024	$411,386	$470,074

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Six Months Ended June 30, 2018
		Mardi Gras Joint Ventures
	Mars	Caesar	Cleopatra	Proteus	Endymion	Total Mardi Gras Joint Ventures	Total
Beginning Balance	$65,561	$123,586	$123,512	$87,144	$88,196	$422,438	$487,999
Cumulative effect of accounting change*	(2,746)	—	—	—	—	—	(2,746)
Distributions	(22,943)	(10,597)	(5,300)	(10,075)	(9,945)	(35,917)	(58,860)
Income from equity method investments	18,816	7,845	3,335	6,912	6,773	24,865	43,681
Ending Balance	$58,688	$120,834	$121,547	$83,981	$85,024	$411,386	$470,074

* The financial results of Mars reflect the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" on January 1, 2018 under the modified retrospective transition method through a cumulative adjustment to equity. Our impact from this accounting change to our Mars investment was $(2,746), offset to partners' capital. The Mardi Gras Joint Ventures will adopt this ASU on January 1, 2019.

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
Land	$155	$155
Right-of-way assets	1,380	1,380
Buildings and improvements	12,032	12,032
Pipelines and equipment	92,208	92,083
Other	510	509
Construction in progress	587	67
Property, plant and equipment, gross	106,872	106,226
Less: Accumulated depreciation	(38,057)	(36,738)
Property, plant and equipment, net	$68,815	$69,488

4. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
Current portion of environmental remediation obligations	$839	$1,655
Other accrued liabilities	2,300	2,826
Accrued liabilities	$3,139	$4,481

Accrued interest and fees related to our credit facility were $155 and $159 as of June 30, 2018 and December 31, 2017, respectively, included in Other accrued liabilities. See Note 5 - Debt for further discussion of accrued interest and fees on debt with our related party.

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

On May 4, 2018, the Partnership repaid outstanding borrowings under the Credit Facility. This short-term debt had a principal balance of $15.0 million at the time of repayment and the repayment was made using cash on hand.

There were $0 of outstanding borrowings under the Credit Facility at June 30, 2018 and $15 million outstanding at December 31, 2017. Interest charges and fees related to the Credit Facility were $0.2 million and $0.4 million for the three and six months ended June 30, 2018 respectively, and $0 for the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2018, the weighted average interest rate for the Credit Facility was 2.2%. This facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20% per annum.

6. Related Party Transactions

Related party transactions include transactions with our Parent and our Parent’s affiliates, including those entities in which our Parent has an ownership interest but does not have control. In addition to the fixed loss allowance arrangements discussed in Note 2- Summary of Significant Accounting Policies in our 2017 Annual Report and the Credit Facility discussed above, we have entered into the following transactions with our related parties:

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

Related Party Revenue

We provide crude oil, refined products and diluent transportation services to related parties and generate revenue through published tariffs. We have commercial arrangements with BP Products North America, Inc. ("BP Products") that include minimum volume commitments. Under these fee-based agreements, we provide transportation services to BP Products and BP Products has committed to pay us for minimum volumes of crude oil, refined products and diluent, regardless of whether such volumes are physically shipped by BP Products through our pipelines during the term of the agreements. See Note 8 - Related Party Transactions

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

in our 2017 Annual Report for further discussion regarding these agreements. We also have a fixed loss allowance (“FLA”) arrangement with BP Products, which provides us with additional income. See Note 8 - Fair Value Measurements for further information.

Our revenue from related parties was $28,169 and $53,990 for the three and six months ended June 30, 2018 respectively, and $26,319 and $52,054 for the three and six months ended June 30, 2017, respectively.

We did not recognize any deficiency revenue under the throughput and deficiency agreements with BP Products for the three and six months ended June 30, 2018, respectively and for the three and six months ended June 30, 2017, respectively. We recorded $2,186 and $0 in Deferred revenue and credits on our condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively.

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

Subsequent to the IPO, we pay BP Pipelines an annual fee of $13,300 in the form of monthly installments under the omnibus agreement for general and administrative services provided by BP Pipelines and its affiliates. We also reimburse BP Pipelines for personnel and other costs related to the direct operation, management and maintenance of the assets and services and certain direct or allocated costs and expenses incurred by BP Pipelines or its affiliates on our behalf pursuant to the terms in the omnibus agreement.

For the three and six months ended June 30, 2018 and 2017, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Operating expenses—related parties	$1,026	$1,875	$1,988	$3,867
Maintenance expenses—related parties	24	192	44	192
General and administrative—related parties	3,442	982	6,865	2,361
Total costs and expenses—related parties	$4,492	$3,049	$8,897	$6,420

Share-based Compensation

Certain employees of our Parent supporting our operations were historically granted awards under share option plans and equity-settled employee share plans. Prior to the IPO, these share-based compensation costs were allocated to us as part of the cost allocations from our Parent. These costs were $61 and $104 for the three and six months ended June 30, 2017, respectively, recorded in General and administrative – related parties on the condensed consolidated statements of operations.

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

Non-controlling Interests

We control and consolidate Mardi Gras via an agreement between us and our Parent, under which we have the right to vote 100% of Mardi Gras’ ownership interests in each of the Mardi Gras Joint Ventures. Non-controlling interests consist of the 80% ownership interest in Mardi Gras retained by our Parent upon the completion of the IPO and held at June 30, 2018. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on our condensed consolidated balance sheets and Net income attributable to non-controlling interests on our condensed consolidated statements of operations.

7. Net Income Per Limited Partner Unit

On February 15, 2018, we paid a prorated quarterly cash distribution of $0.1798 per limited partner unit to unitholders of record on February 1, 2018, for the period from October 30 through December 31, 2017.

On May 15, 2018, we paid a quarterly cash distribution of $0.2675 per limited partner unit to unitholders of record on May 1, 2018, for the period from January 1 through March 31, 2018.

On July 18, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.2725 per limited partner unit to unitholders of record on August 1, 2018, for the period from April 1 through June 30, 2018. This distribution will be paid on August 15, 2018.

Net income per limited partner unit is only calculated for the three and six months ended June 30, 2018 as no units were outstanding in the same periods of 2017. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Net income attributable to the Partnership	$30,470	$61,009
Less:
Incentive distribution rights currently held by the General Partner	—	—
Limited partners' distribution declared on common units	14,272	28,282
Limited partners' distribution declared on subordinated units	14,272	28,282
Net income attributable to the Partnership in excess of distributions	$1,926	$4,445

	Three Months Ended June 30, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$—	$14,272	$14,272	$28,544
Net income attributable to the Partnership in excess of distributions	—	963	963	1,926
Net income attributable to the Partnership	$—	$15,235	$15,235	$30,470
Weighted average units outstanding:
Basic		52,376	52,376	104,752
Diluted		52,382	52,376	104,758
Net income per limited partner unit (in dollars):
Basic		$0.29	$0.29
Diluted		$0.29	$0.29

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Six Months Ended June 30, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$—	$28,282	$28,282	$56,564
Net income attributable to the Partnership in excess of distributions	$—	$2,223	$2,222	4,445
Net income attributable to the Partnership	$—	$30,505	$30,504	$61,009
Weighted average units:
Basic		52,376	52,376	104,752
Diluted		52,382	52,376	104,758
Net income per limited partner unit (in dollars):
Basic		$0.58	$0.58
Diluted		$0.58	$0.58

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

In the three and six months ended June 30, 2018, we recognized FLA income of $2,860 and $5,000, respectively. In the three and six months ended June 30, 2017, we recognized FLA income of $2,061 and $3,997, respectively, and a loss due to the changes in fair value of $312 and $488, respectively, related to the FLA arrangement with our Parent.

9. Income Taxes

Prior to our IPO, the Predecessor was a part of BPA and was included in the income tax returns of BPA. Our tax provision prior to the IPO was prepared on a separate return basis, as if the Predecessor was a separate group of companies under common ownership. The Predecessor recorded income tax expense of $7,933 and $15,816 for the three and six months ended June 30, 2017, respectively.

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

We accrued $4,102 and $4,438 for environmental liabilities at June 30, 2018 and December 31, 2017, respectively. The balances are related to incidents that occurred prior to the IPO and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets of $4,102 and $4,438 on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

11. Unit-Based Compensation

Long-Term Incentive Plan

Our general partner has adopted the BP Midstream Partners LP 2017 Long Term Incentive Plan (the “LTIP”). Awards under the LTIP are available for eligible officers, directors, employees and consultants of the general partner and its affiliates, who perform services for the Partnership. The LTIP allows the Partnership to grant unit options, unit appreciation rights, restricted units, phantom units, unit awards, cash awards, performance awards, distribution equivalent rights, substitute awards and other unit-based awards. The maximum aggregate number of common units that may be issued pursuant to the awards granted under the LTIP shall not exceed 5,502,271, subject to proportionate adjustment in the event of unit splits and similar events.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the six months ended June 30, 2018:

	Phantom Units
	Number of Units (in units)	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2017	8,468	$17.48
Granted	3,737	20.07
Outstanding at June 30, 2018	12,205	$18.27
Vested at June 30, 2018	—	—

For the three and six months ended June 30, 2018, total compensation expense recognized for phantom unit awards was $45 and $84, respectively. The unrecognized compensation cost related to phantom unit awards was $120 at June 30, 2018, which is expected to be recognized over a weighted average period of 0.5 years. There were no forfeitures for the six months ended June 30, 2018.

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

The financial position of Mardi Gras at June 30, 2018 and December 31, 2017, its financial performance for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017, as reflected in our condensed consolidated financial statements, are as follows:

	June 30, 2018	December 31, 2017
Balance sheet
Equity method investments	$411,386	$422,438
Non-controlling interests	333,487	342,330

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statement of operations
Income from equity method investments	$12,153	*	$24,865	*
Less: Net income attributable to non-controlling interests	9,722	*	19,891	*
Net impact on Net income attributable to the Partnership	$2,431	*	$4,974	*
* Information is not applicable as the interest in Mardi Gras was contributed to the Partnership on October 30, 2017.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Six Months Ended June 30,
	2018	2017
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$24,865	*
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	11,053	*
Cash flows from financing activities
Distributions to non-controlling interests	(28,734)	*
Net change on BPMP's cash and cash equivalents	$7,184	*
* Information is not applicable as the interest in Mardi Gras was contributed to the Partnership on October 30, 2017.

13. Subsequent Events

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the item noted below, that require recognition or disclosure in the condensed consolidated financial statements.

Cash Distribution

On July 18, 2018, we declared a cash distribution of $0.2725 per limited partner unit to unitholders of record on August 1, 2018, for the three months ended June 30, 2018. The distribution will be paid on August 15, 2018 and will total $28.5 million, with $13.0 million being distributed to our non-affiliated common unitholders and $15.5 million being distributed to BP Midstream Partners Holdings LLC ("BP Holdco") in respect of its ownership of our common and subordinated units.

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

Total Maintenance Spend

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding our total maintenance requirements. Total Maintenance Spend for the six months ended June 30, 2018 and 2017, respectively, is shown in the table below:

	Six Months Ended June 30,
	2018	2017
	(in thousands of dollars)
		Predecessor
Wholly Owned Assets
Maintenance expenses	$927	$1,481
Maintenance capital expenditures	472	1,840
Total Maintenance Spend - Wholly Owned Assets	$1,399	$3,321

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

The total project cost is expected to be approximately $386.0 million from 2015 to 2019, which are fully reimbursable to Proteus from third-party investors that are not affiliated with the Partnership. During the three months ended June 30, 2018, Proteus incurred $25.5 million of capitalized costs. We expect the Appomattox expansion capital expenditures to be approximately $151.0 million in 2018.

Customers

BP is our primary customer. Transportation revenue from BP represented 97.4% and 97.2% of our revenues for the three and six months ended June 30, 2018, respectively, and 97.3% and 96.5% for the three and six months ended June 30, 2017, respectively. BP’s volumes represented approximately 54.7% and 54.2% of the aggregate total volumes transported on the Wholly Owned Assets, Mars and the Mardi Gras Joint Ventures combined for the three and six months ended June 30, 2018, respectively. BP’s volumes represented approximately 97.7% and 96.9% of the aggregate total volumes transported on the Wholly Owned Assets for the three and six months ended June 30, 2017, respectively.

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

Results of Operations

The following tables and discussion contain a summary of our consolidated results of operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands of dollars)
		Predecessor		Predecessor
Revenue	$28,935	$26,885	$55,554	$53,528
Costs and expenses
Operating expenses	4,058	3,705	7,654	7,185
Maintenance expenses	871	921	927	1,481
Gain from disposition of property, plant and equipment	—	(6)	—	(6)
General and administrative	3,857	938	8,068	2,405
Depreciation	662	662	1,324	1,332
Property and other taxes	112	46	223	154
Total costs and expenses	9,560	6,266	18,196	12,551
Operating income	19,375	20,619	37,358	40,977
Income from equity method investments	20,842	—	43,681	—
Other loss	—	312	—	488
Interest expense, net	25	—	139	—
Income before income taxes	40,192	20,307	80,900	40,489
Income tax expense	—	7,933	—	15,816
Net income	40,192	$12,374	80,900	$24,673
Less: Net income attributable to non-controlling interests	9,722		19,891
Net income attributable to the Partnership	$30,470		$61,009

Adjusted EBITDA**	$47,290	$20,963	$97,542	$41,815
Less: Adjusted EBITDA attributable to non-controlling interests	13,708	*	28,734	*
Adjusted EBITDA attributable to the Partnership	$33,582	*	$68,808	*
* Information is not applicable for the periods prior to the IPO.
** See Reconciliation of Non-GAAP Measures below.

	Three Months Ended June 30,		Six Months Ended June 30,
Pipeline throughput (thousands of barrels per day)(1)(2)	2018	2017	2018	2017
BP2	295	281	291	277
Diamondback	73	58	77	62
River Rouge	65	60	63	60
Total Wholly Owned Assets	433	399	431	399

Mars	451	506	458	473

Caesar	174	218	190	220
Cleopatra(3)	21	24	22	26
Proteus	175	154	179	161
Endymion	175	154	179	161
Mardi Gras Joint Ventures	545	550	570	568

Average revenue per barrel ($ per barrel)(2)(4)
Total Wholly Owned Assets	$0.73	$0.74	$0.71	$0.74
Mars	1.15	1.35	1.20	1.40
Mardi Gras Joint Ventures	0.65	0.67	0.65	0.67
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Interests in Mars and Mardi Gras were contributed to the Partnership on October 30, 2017. Throughput and average revenue per barrel for Mars and the Mardi Gras Joint Ventures are presented on a 100% basis for the three and six months ended June 30, 2018, and 2017. Data presented for Mars and Mardi Gras Joint Ventures for the three and six months ended June 30, 2017 are for informational purposes only and are not included in our Predecessor financial results.

(3) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(4) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Total revenue increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Revenue on BP2 increased $0.8 million attributable to a 5.2% increase in throughput volume and $0.8 million increase in FLA revenue. Revenue for River Rouge increased by $0.5 million due to 7.4% increase in throughput volume. Revenue for Diamondback increased by $0.1 million due to a 25.5% increase in throughput volume offset partially by an 18.2% reduction in weighted average tariff rate. Other revenue decreased by $0.1 million compared to the prior year period.

Operating expenses increased slightly for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 primarily due to an increase in insurance for the proportional share of the insurance for the equity method investments.

Maintenance expense remained relatively flat for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

General and administrative expense increased by $2.9 million, or 311.0%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017. For the three months ended June 30, 2018, general and administrative expenses primarily consist of $3.3 million under our omnibus agreement with our Parent, compared to $1.0 million of charges allocated in the three months ended June 30, 2017 to our Predecessor. In addition, the three months ended June 30, 2018 included $0.4 million for audit and legal fees. Subsequent to the IPO, general and administrative expenses previously allocated to the Predecessor are now covered in the omnibus agreement with our Parent.

Property and other tax expense remained flat at less than $0.1 million in both of the three months ended June 30, 2018 and 2017.

Income from equity method investments was $20.8 million in the three months ended June 30, 2018 due to earnings from Mars and Mardi Gras Joint Ventures subsequent to IPO.

Other loss for the three months ended June 30, 2017 represents the changes in fair value of the embedded derivative associated with the allowance oil receivable incurred by our Predecessor prior to October 1, 2017. Pursuant to a related party agreement, allowance oil receivable incurred on and after October 1, 2017 is settled at the commodity prices of the movement month and no longer contains an embedded derivative that would result in gain and losses due to changes in fair value.

Interest expense was $0.1 million for the three months ended June 30, 2018. In connection with the IPO, we entered into the $600.0 million Credit Facility. Interest expense, net consisted of interest expense and commitment and utilization fees, which were partially offset by interest income on cash deposits held by the Partnership. The Predecessor entity in comparison had no related debt or credit facility to drive interest expense.

Income tax expense for the Predecessor entity in the three months ended June 30, 2017 was $7.9 million. Prior to the IPO, the Predecessor was included in the consolidated income tax returns of our Parent which is subject to federal and state income taxes. The effective tax rate during the three months ended June 30, 2017 was at 39.1%. Subsequent to the IPO, the Partnership is treated as a pass-through entity for federal and state income tax purposes. There is no federal and state income taxes for the period subsequent the IPO.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Total revenue increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Throughput revenue on BP2 increased by $1.5 million due to a 5.2% increase in throughput volume and a $1.0 million increase in FLA revenue. Throughput revenue on River Rouge increased by $0.6 million due to a 5.1% increase in throughput volume. Overall six month period results on Diamondback were lower due to a 27.8% decrease in the weighted average tariff rates versus the prior six month period, partially offset by a 25.4% increase in throughput volume. Other revenue decreased by $0.4 million compared to the prior year to date period.

Operating expenses increased by $0.5 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 primarily due to an increase in insurance for the proportional share of the insurance for the equity method investments.

Maintenance expenses decreased by $0.6 million, or 37.4%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily as a result of $0.1 million decrease in maintenance spend on Diamondback, $0.2 million decrease in maintenance spend on River Rouge and $0.1 million decrease in maintenance spend on BP2 related to corrosion work.

General and administrative expenses increased by $5.7 million, or 235.5%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. For the six months ended June 30, 2018, general and administrative expenses primarily consist of $6.6 million under our omnibus agreement with our Parent and $0.5 million for audit fees and $0.4 million for services required as a publicly traded partnership, compared to $2.4 million of charges allocated in the six months ended June 30, 2017 to the Predecessor by our Parent.

Depreciation expense remained relatively flat at $1.3 million in both the six months ended June 30, 2018 and 2017.

Property and other tax expense remained relatively flat at $0.2 million in both of the six months ended June 30, 2018 and 2017.

Income from equity method investments was $43.7 million in the six months ended June 30, 2018 due to earnings from Mars and the Mardi Gras Joint Ventures subsequent to IPO.

Other loss was $0.5 million in the six months ended June 30, 2017. Other loss represents the changes in fair value of the embedded derivative associated with the allowance oil receivable incurred prior to October 1, 2017. Pursuant to a related party agreement, allowance oil receivable incurred on and after October 1, 2017 is settled at the commodity prices of the movement month and no longer contains an embedded derivative that would result in gain and losses due to changes in fair value.

Interest expense, net was $0.1 million in the six months ended June 30, 2018. In connection with the IPO, we entered into the $600.0 million Credit Facility. The $0.1 million of net interest consisted of interest expense and commitment and utilization fees, which were partially offset by interest income on cash deposits held by the Partnership.

Income tax expense in the six months ended June 30, 2017 was $15.8 million for the Predecessor. Prior to the IPO, the Predecessor was included in the consolidated income tax returns of our Parent which is subject to federal and state income taxes. The effective tax rate during the six months ended June 30, 2017 was at 39.1%. Subsequent to the IPO, the Partnership is treated as a pass-through entity for federal and state income tax purposes. There is no federal and state income taxes for the period subsequent the IPO.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands of dollars)
		Predecessor		Predecessor
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$40,192	$12,374	80,900	$24,673
Add:
Depreciation	662	662	1,324	1,332
Gain from disposition of property, plant and equipment	—	(6)	—	(6)
Income tax expense	—	7,933	—	15,816
Interest expense, net	25	—	139	—
Cash distributions received from equity method investments — Mars	10,118	—	22,943	—
Cash distributions received from equity method investments — Mardi Gras Joint Ventures	17,135	—	35,917	—
Less:
Income from equity method investments — Mars	8,689	—	18,816	—
Income from equity method investments — Mardi Gras Joint Ventures	12,153	—	24,865	—
Adjusted EBITDA	47,290	$20,963	97,542	$41,815
Less:
Adjusted EBITDA attributable to non-controlling interests	13,708		28,734
Adjusted EBITDA attributable to the Partnership	33,582		68,808
Add:
Net adjustments from volume deficiency agreements	(509)		823
Less:
Net interest paid/(received)	162		146
Maintenance capital expenditures	387		472
Cash available for distribution attributable to the Partnership	$32,524		$69,013

	Six Months Ended June 30,
	2018	2017
	(in thousands of dollars)
		Predecessor
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$87,837	$20,448
Add:
Income tax expense	—	15,816
Interest expense, net	139	—
Distribution in excess of earnings from equity method investments	11,053	—
Changes in other assets and liabilities	(1,403)	6,682
Less:
Non-cash adjustments	84	1,131
Adjusted EBITDA	$97,542	$41,815
Less:
Adjusted EBITDA attributable to non-controlling interests	28,734
Adjusted EBITDA attributable to the Partnership	68,808
Add:
Net adjustments from volume deficiency agreements	823

Less:
Net interest paid/(received)	146
Maintenance capital expenditures	472
Cash available for distribution attributable to the Partnership	$69,013

Capital Resources and Liquidity

We maintain separate bank accounts from BP Pipelines which continues to provide treasury services on our general partner’s behalf under our omnibus agreement. We expect our ongoing sources of liquidity to include cash generated from operations (including distribution from our equity method investments), borrowings under our Credit Facility and issuances of debt and additional equity securities. The entities in which we own an interest may also incur debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

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

On July 18, 2018, we declared a cash distribution of $0.2725 per limited partner unit to unitholders of record on August 1, 2018, for the three months ended June 30, 2018. The distribution reflects an increase of $0.01 over the Partnership’s minimum quarterly distribution. The distribution will be paid on August 15, 2018 and will total $28.5 million, with $13.0 million being distributed to our non-affiliated common unitholders and $15.5 million being distributed to BP Holdco in respect of its ownership of our common and subordinated units.

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

On May 4, 2018, the Partnership repaid outstanding borrowings under the Credit Facility. This short-term debt had a principal balance of $15.0 million at the time of repayment and the repayment was made using cash on hand. At June 30, 2018, $0 was drawn and outstanding from the Credit Facility.

Cash Flows from Our Operations

Operating Activities. We generated $87.8 million in cash flow from operating activities in the six months ended June 30, 2018, compared to the $20.4 million generated in the six months ended June 30, 2017. The $67.4 million increase in cash flows from operations primarily resulted from $47.8 million distributions from our equity method investments, $15.8 million savings from our tax structure compared to the six months ended June 30, 2017, $5.4 million from increase in collection of accounts receivable, partially offset by $(1.6) million in deferred revenue and other adjustments.

Investing Activities. Our cash flow generated by investing activities was $10.6 million in the six months ended June 30, 2018, compared to $1.8 million used in the six months ended June 30, 2017. The $12.4 million increase in cash flow generated by investing activities is due to the post-IPO distribution of $11.1 million in excess of earnings received from equity method investments and a decrease in capital expenditures on maintenance projects during the six months ended June 30, 2018.

Financing Activities. Our cash flow used in financing activities was $90.6 million in the six months ended June 30, 2018, compared to $18.6 million used in the six months ended June 30, 2017. The increase in the usage of cash for financing activities is due to $46.9 million distributed to public unitholders, $28.7 distributed to non-controlling interest and $15.0 used to repay short-term debt, partially offset by the elimination of transfers to Parent of $18.6 million in the six months ended June 30, 2017.

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

A summary of our capital expenditures, for the six months ended June 30, 2018 and 2017, is shown in the table below:

	Six Months Ended June 30,
	2018	2017
	(in thousands of dollars)
		Predecessor
Cash spent on maintenance capital expenditures	$472	$1,840
Increase/(Decrease) in accrued capital expenditures	$179	$(1,351)
Total capital expenditures incurred	$651	$489

Our capital expenditures for the six months ended June 30, 2018 were $0.7 million, primarily associated with an upgrade on piping from boosters to mainline pumps for River Rouge. Our capital expenditures for the six months ended June 30, 2017 were $0.5 million, primarily associated with the continuation of leak detection metering upgrades for BP2.

All of our capital expenditures in the six months ended June 30, 2018 and 2017 were maintenance expenditures. We did not incur any expansion capital expenditures during such periods.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and six months ended June 30, 2018, does not differ materially from that discussed under Item 7A of our 2017 Annual Report.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For purposes of this disclosure, we refer to BP p.l.c. and its subsidiaries other than us, the general partner and BP Midstream Partners Holdings LLC as the “BP Group.”  References to actions taken by the BP Group mean actions taken by the applicable BP Group company. None of the payments disclosed below were made in U.S. dollars however, for disclosure purposes, all have been converted into U.S. dollars at the appropriate exchange rate. We do not believe that any of the transactions or activities listed below violated U.S. sanctions:

•
In the second quarter of 2018, BP recorded gross revenues of $30.1 million related to its interests in the North Sea Rhum field ("Rhum"). BP had a net profit of $2.4 million for the quarter ended June 30, 2018. As previously disclosed, Rhum is owned under a 50:50 unincorporated joint arrangement between BP and Iranian Oil Company (U.K.) Limited ("IOC"). In 2015, the US and the EU implemented temporary, limited and reversible relief of certain sanctions related to Iran pursuant to a Joint Comprehensive Plan of Action (“JCPOA”). On September 29, 2017, BP obtained a specific Office of Foreign Assets Control ("OFAC") License relating to the continued operation of the Rhum field, such license expiring on September 30, 2018.

•
On November 21, 2017, BP announced that it has agreed to sell certain of its assets in the North Sea, including its ownership stake, and the transfer of its role as operator, in the Rhum joint arrangement to Serica Energy plc (“Serica”), with the aim to complete the sale and transfer of operatorship in the third quarter of 2018 subject to regulatory and third-party approvals.

•
In May 2018, the U.S. government announced its planned withdrawal from the JCPOA, and tasked OFAC with implementing the full re-imposition of both primary and secondary sanctions in respect of Iran by the end of the wind-down period, which, for Rhum, expires on November 4, 2018. BP and Serica are actively engaged in discussions with both UK and US governments with the aim that the Rhum field can continue to operate during this wind-down period and thereafter.

•
BP Exploration Operating Company Limited ("BPEOC") made the following offset in relation to sums due to and from the Iranian Oil Company (U.K.) Limited (“IOC”). The amount of $2.3 million was due from BPEOC to IOC in relation to the purchases of IOC’s entitlement to gas from the Rhum field delivered through the Forties Pipeline System (Kinneil Terminal) in respect of prior periods when BPEOC was the owner and operator of the Forties Pipeline System. On June 25, 2018, this was offset against IOC’s share of operating costs incurred by BPEOC as operator of the Rhum field under the Rhum joint operating agreement. BP does not expect to enter into any further arrangements with IOC in relation to the Forties Pipeline System.

•
BP Iran Limited leases an office in Tehran. The office is used for administrative activities. In the second quarter of 2018, taxes, including rental tax payments associated with the Tehran office with an aggregate US dollar equivalent value of approximately $3,978, were paid from a BP trust account held with Tadvin Co. to Iranian public entities. No gross revenues or net profits were attributable to these activities. BP intends to continue to maintain an office in Tehran.

•
In the second quarter of 2018, certain BP employees visited Iran for the purpose of meetings with Iranian government officials and other Iranian nationals and attending conferences. Payments were made to Iranian public entities for visas and taxes in relation to such visits with an aggregate US dollar equivalent value of approximately $1,593. In addition, certain BP employees met with Iranian government officials and other Iranian nationals outside of Iran. No gross revenues or net profits were attributable to these activities and BP intends to continue visits.

Item 6. EXHIBITS

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC	S-1	3.4	9/11/2017	333-220407
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32*	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: August 9, 2018	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director
(principal financial officer and principal accounting officer)