Form 10-Q
period 2018-09-30
BP Midstream Partners LP
filed 2018-11-14
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, the registrant had 52,375,535 common units and 52,375,535 subordinated units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$49,354	$32,694
Accounts receivable – third parties	126	188
Accounts receivable – related parties	9,861	9,481
Prepaid expenses	326	1,370
Other current assets	1,949	1,655
Total current assets	61,616	45,388
Equity method investments (Note 2)	464,839	487,999
Property, plant and equipment, net (Note 3)	68,990	69,488
Other assets	3,310	2,783
Total assets	$598,755	$605,658

LIABILITIES
Current liabilities
Short-term debt (Note 5)	$—	$15,000
Accounts payable – third parties	763	269
Accounts payable – related parties	2,597	2,270
Deferred revenue and credits	729	—
Accrued liabilities (Note 4)	4,563	4,481
Total current liabilities	8,652	22,020
Long-term portion of environmental remediation obligations	3,310	2,783
Total liabilities	11,962	24,803
Commitments and contingencies (Note 10)

EQUITY
Common unitholders – public (47,794,358 units issued and outstanding)	833,006	824,613
Common unitholders – BP Holdco (4,581,177 units issued and outstanding)	(46,350)	(47,141)
Subordinated unitholders – BP Holdco (52,375,535 units issued and outstanding)	(529,903)	(538,947)
Total partners' capital	256,753	238,525
Non-controlling interests	330,040	342,330
Total equity	586,793	580,855
Total liabilities and equity	$598,755	$605,658

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands of dollars, unless otherwise indicated)
		Predecessor		Predecessor
Revenue
Third parties	$508	$238	$2,072	$1,712
Related parties	31,566	26,778	85,556	78,832
Total revenue	32,074	27,016	87,628	80,544
Costs and expenses
Operating expenses – third parties	2,892	3,062	8,558	6,380
Operating expenses – related parties	1,506	1,945	3,494	5,812
Maintenance expenses – third parties	640	1,362	1,523	2,651
Maintenance expenses – related parties	31	65	75	257
Gain from disposition of property, plant and equipment	—	—	—	(6)
General and administrative – third parties	1,596	12	2,799	56
General and administrative – related parties	3,691	1,210	10,556	3,571
Depreciation	663	675	1,987	2,007
Property and other taxes	165	113	388	267
Total costs and expenses	11,184	8,444	29,380	20,995
Operating income	20,890	18,572	58,248	59,549
Income from equity method investments	22,581	—	66,262	—
Other income (loss)	—	380	—	(108)
Interest (income) expense, net	(20)	—	119	—
Income before income taxes	43,491	18,952	124,391	59,441
Income tax expense	—	7,403	—	23,219
Net income	43,491	$11,549	124,391	$36,222
Less: Net income attributable to non-controlling interests	8,272		28,163
Net income attributable to the Partnership	$35,219		$96,228

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.34		$0.92
Subordinated units	$0.34		$0.92

Distributions declared per limited partner unit (in dollars, Note 7):
Common units	$0.2915		$0.8315
Subordinated units	$0.2915		$0.8315

Weighted average number of limited partner units outstanding - basic and diluted (in millions):
Common units – public	47.8		47.8
Common units – BP Holdco	4.6		4.6
Subordinated units – BP Holdco	52.4		52.4
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Partnership					Predecessor
(in thousands of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Net Parent Investment	Total
Balance at December 31, 2016	$—	$—	$—	$—	$—	$73,942	$73,942
Net income	—	—	—	—	—	36,222	36,222
Net transfers to Parent	—	—	—	—	—	(32,018)	(32,018)
Balance at September 30, 2017	$—	$—	$—	$—	$—	$78,146	$78,146

Balance at December 31, 2017	$824,613	$(47,141)	$(538,947)	$—	$342,330	$—	$580,855
Cumulative effect of accounting change (Note 2)	(1,253)	(120)	(1,373)	—	—	—	(2,746)
Net income	43,906	4,208	48,114	—	28,163	—	124,391
Distributions to unitholders	(34,400)	(3,297)	(37,697)		—	—	(75,394)
Unit-based compensation	140	—	—	—	—	—	140
Distributions to non-controlling interests	—	—	—	—	(40,453)	—	(40,453)
Balance at September 30, 2018	$833,006	$(46,350)	$(529,903)	$—	$330,040	$—	$586,793

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in thousands of dollars)
		Predecessor
Cash flows from operating activities
Net income	$124,391	$36,222
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,987	2,007
Deferred income taxes	—	383
Share-based compensation	140	188
Loss due to changes in fair value of allowance oil receivable	—	108
Gain from disposition of property, plant and equipment	—	(6)
Income from equity method investments	(66,262)	—
Distributions of earnings received from equity method investments	71,314	—
Changes in operating assets and liabilities
Accounts receivable – third parties	62	241
Accounts receivable – related parties	(380)	(4,362)
Allowance oil receivable	—	(842)
Prepaid expenses and other current assets	(23)	(44)
Accounts payable – third parties	494	152
Accounts payable – related parties	327	86
Deferred revenue and credits	729	—
Accrued liabilities	707	(66)
Long-term portion of environmental remediation obligations	—	358
Other liabilities	—	(162)
Net cash provided by operating activities	133,486	34,263
Cash flows from investing activities
Capital expenditures	(1,341)	(2,063)
Distributions in excess of earnings from equity method investments	15,362	—
Proceeds from disposition of property, plant and equipment	—	6
Net cash provided by (used in) investing activities	14,021	(2,057)
Cash flows from financing activities
Net transfers to Parent – prior to the IPO	—	(32,206)
Repayment of short-term debt	(15,000)	—
Distributions to unitholders	(75,394)	—
Distributions to non-controlling interests	(40,453)	—
Net cash used in financing activities	(130,847)	(32,206)
Net change in cash and cash equivalents	16,660	—
Cash and cash equivalents at beginning of the period	32,694	—
Cash and cash equivalents at end of the period	$49,354	$—
Supplemental cash flow information
Non-cash investing transactions
Accrued capital expenditures	$169	$73

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

As of September 30, 2018, our assets consisted of the following:

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

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

All financial information presented for the periods after the IPO represents the condensed consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•
Our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and condensed consolidated statement cash flows for the nine months ended September 30, 2018 consist of the consolidated results of the Partnership. Our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and condensed consolidated statement cash flows for the nine months ended September 30, 2017 consist of the combined results of the Predecessor.

•	Our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 consist of the consolidated balances of the Partnership.

•
Our condensed consolidated statement of changes in equity for the nine months ended September 30, 2018 consist of the consolidated results for the Partnership. Our condensed consolidated statement of changes in equity for the nine months ended September 30, 2017 consists of the combined results of the Predecessor.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

Summary of Significant Accounting Policies

There have been no significant changes to our accounting policies as disclosed in Note 2 - Summary of Significant Accounting Policies in our 2017 Annual Report.

Recent Accounting Pronouncements Not Yet Adopted

Topic 606

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

In August 2015, the FASB issued ASU 2015-14 to defer the adoption date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period for public business entities and to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019 for all other entities. This ASU is effective as of January 1, 2019 for an emerging growth company ("EGC"). We expect to transition from EGC status to large accelerated as of December 31, 2018, as such we will reflect the adoption in our Annual Report on Form 10-K for the year ending December 31, 2018.

In March 2016, ASU 2014-09 was further amended by the provisions of ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," in April 2016 by the provisions of ASU 2016-10, "Identifying Performance Obligations and Licensing", in May 2016 by the provisions of ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients", in December 2016 by the provisions of ASU 2016-20, "Technical Corrections to Topic 606, Revenue from Contracts with Customers" and in September 2017 by the provisions of ASU 2017-13, "Revenue Recognition (Topic 605) and Revenue from Contracts with Customers (Topic 606)."

We have evaluated the impact that the adoption of the provisions under Topic 606 will have on our revenue contracts, consolidated financial statements and the accompanying notes. Based upon our assessment, we have not identified any material differences in the amount of revenue recognized; but Topic 606 may have an immaterial impact on the timing of revenue recognition for some reporting periods. Topic 606 will require the disclosure of further detail regarding our performance obligations, changes in assets and liabilities balances and transaction price allocated to performance obligations that are unsatisfied as of the end of the reporting period. We will adopt the new standard under the modified retrospective transition method.

Topic 842

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which improves transparency and comparability among organizations by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities and for annual reporting periods beginning after December 15, 2019 and interim reporting periods beginning after December 15, 2020 for all other entities. This ASU is effective as of January 1, 2019 for us, as we expect to transition from EGC status to large accelerated as of December 31, 2018.

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

In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." This ASU permits an entity to elect an additional transition method to existing modified retrospective transition requirements. An entity can recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for the periods prior to adoption.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

We are in the process of finalizing our review of our lease agreements and evaluating internal controls to support management in the accounting and disclosure of leasing activities. While we are still evaluating the impact the adoption of these standards will have on our consolidated financial statements and the accompanying notes, we currently believe the most significant changes to our financial statements will be the recognition of a lease liability and offsetting right-of-use asset in our consolidated balance sheet for operating leases under the modified retrospective transition method. We will have our assessment completed prior to December 31, 2018 and ASU 2016-02 will be effective for us as of January 1, 2019.

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

Summarized financial information for each of our equity method investments on a 100% basis is as follows:

	Three Months Ended September 30, 2018
		Mardi Gras Joint Ventures
	Mars	Caesar	Cleopatra	Proteus	Endymion	Total Mardi Gras Joint Ventures	Total
Statement of operations data
Revenues	$69,404	$12,366	$6,195	$7,262	$7,871	$33,694	$103,098
Operating expenses	26,456	4,296	3,732	3,978	4,317	16,323	42,779
Net income	42,949	8,070	2,463	3,284	3,664	17,481	60,430

	Nine Months Ended September 30, 2018
		Mardi Gras Joint Ventures
	Mars	Caesar	Cleopatra	Proteus	Endymion	Total Mardi Gras Joint Ventures	Total
Statement of operations data
Revenues	$178,446	$33,801	$17,178	$24,167	$26,299	$101,445	$279,891
Operating expenses	69,485	11,723	8,423	10,249	12,545	42,940	112,425
Net income	108,972	22,078	8,755	13,918	14,084	58,835	167,807

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

The table below summarizes the balances and activities related to each of our equity method investments that we recorded for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
		Mardi Gras Joint Ventures
	Mars	Caesar	Cleopatra	Proteus	Endymion	Total Mardi Gras Joint Ventures	Total
Beginning Balance	$58,688	$120,834	$121,547	$83,981	$85,024	$411,386	$470,074
Distributions	(13,167)	(4,760)	(2,544)	(3,510)	(3,835)	(14,649)	(27,816)
Income from equity method investments	12,241	4,519	1,306	2,135	2,380	10,340	22,581
Ending Balance	$57,762	$120,593	$120,309	$82,606	$83,569	$407,077	$464,839

	Nine Months Ended September 30, 2018
		Mardi Gras Joint Ventures
	Mars	Caesar	Cleopatra	Proteus	Endymion	Total Mardi Gras Joint Ventures	Total
Beginning Balance	$65,561	$123,586	$123,512	$87,144	$88,196	$422,438	$487,999
Cumulative effect of accounting change*	(2,746)	—	—	—	—	—	(2,746)
Distributions	(36,110)	(15,357)	(7,844)	(13,585)	(13,780)	(50,566)	(86,676)
Income from equity method investments	31,057	12,364	4,641	9,047	9,153	35,205	66,262
Ending Balance	$57,762	$120,593	$120,309	$82,606	$83,569	$407,077	$464,839

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

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Land	$155	$155
Right-of-way assets	1,380	1,380
Buildings and improvements	12,032	12,032
Pipelines and equipment	92,208	92,083
Other	509	509
Construction in progress	1,426	67
Property, plant and equipment, gross	107,710	106,226
Less: Accumulated depreciation	(38,720)	(36,738)
Property, plant and equipment, net	$68,990	$69,488

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

4. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
Current portion of environmental remediation obligations	$882	$1,655
Other accrued liabilities	3,681	2,826
Accrued liabilities	$4,563	$4,481

Accrued interest and fees related to our credit facility were $155 and $159 as of September 30, 2018 and December 31, 2017, respectively, included in Other accrued liabilities. See Note 5 - Debt for further discussion of accrued interest and fees on debt with our related party.

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

There were $0 of outstanding borrowings under the Credit Facility at September 30, 2018 and $15 million outstanding at December 31, 2017. Interest charges and fees related to the Credit Facility were $0.2 million and $0.6 million for the three and nine months ended September 30, 2018 respectively, and $0 for the three and nine months ended September 30, 2017.

This facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20% per annum.

6. Related Party Transactions

Related party transactions include transactions with our Parent and our Parent’s affiliates, including those entities in which our Parent has an ownership interest but does not have control. In addition to the fixed loss allowance (“FLA”) arrangements discussed in Note 2- Summary of Significant Accounting Policies in our 2017 Annual Report and the Credit Facility discussed above, we have entered into the following transactions with our related parties:

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

Related Party Revenue

We provide crude oil, refined products and diluent transportation services to related parties and generate revenue through published tariffs. We have commercial arrangements with BP Products North America, Inc. ("BP Products") that include minimum volume commitments. Under these fee-based agreements, we provide transportation services to BP Products and BP Products has committed to pay us for minimum volumes of crude oil, refined products and diluent, regardless of whether such volumes are physically shipped by BP Products through our pipelines during the term of the agreements. See Note 8 - Related Party Transactions in our 2017 Annual Report for further discussion regarding these agreements. We also have a FLA arrangement with BP Products, which provides us with additional income. See Note 8 - Fair Value Measurements for further information.

Our revenue from related parties was $31,566 and $85,556 for the three and nine months ended September 30, 2018 respectively, and $26,778 and $78,832 for the three and nine months ended September 30, 2017, respectively.

We recognized $3,857 in deficiency revenue under the throughput and deficiency agreements with BP Products for the three and nine months ended September 30, 2018, and $0 for the three and nine months ended September 30, 2017. We recorded $729 and $0 in Deferred revenue and credits on our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively.

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

For the three and nine months ended September 30, 2018 and 2017, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		Predecessor		Predecessor
Operating expenses—related parties	$1,506	$1,945	$3,494	$5,812
Maintenance expenses—related parties	31	65	75	257
General and administrative—related parties	3,691	1,210	10,556	3,571
Total costs and expenses—related parties	$5,228	$3,220	$14,125	$9,640

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

Share-based Compensation

Certain employees of our Parent supporting our operations were historically granted awards under share option plans and equity-settled employee share plans. Prior to the IPO, these share-based compensation costs were allocated to us as part of the cost allocations from our Parent. These costs were $84 and $188 for the three and nine months ended September 30, 2017, respectively, recorded in General and administrative – related parties on the condensed consolidated statements of operations.

Subsequent to the IPO, the share-based compensation related to the employees of our Parent who provide services to us is charged to the Partnership pursuant to the terms of the omnibus agreement. The Partnership also issued its own unit-based compensation under our long term incentive plan. See Note 11 - Unit-Based Compensation.

Non-controlling Interests

We control and consolidate Mardi Gras via an agreement between us and our Parent, under which we have the right to vote 100% of Mardi Gras’ ownership interests in each of the Mardi Gras Joint Ventures. Non-controlling interests consist of the 80% ownership interest in Mardi Gras retained by our Parent upon the completion of the IPO and held at September 30, 2018. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on our condensed consolidated balance sheets and Net income attributable to non-controlling interests on our condensed consolidated statements of operations.

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

On August 15, 2018, we paid a quarterly cash distribution of $0.2725 per limited partner unit to unitholders of record on August 1, 2018, for the period from April 1 through June 30, 2018.

On October 12, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.2915 per limited partner unit to unitholders of record on November 1, 2018, for the period from July 1 through September 30, 2018. This distribution will be paid on November 15, 2018.

Net income per limited partner unit is only calculated for the three and nine months ended September 30, 2018 as no units were outstanding in the same periods of 2017. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Net income attributable to the Partnership	$35,219	$96,228
Less:
Incentive distribution rights currently held by the General Partner	—	—
Limited partners' distribution declared on common units	15,268	43,550
Limited partners' distribution declared on subordinated units	15,268	43,550
Net income attributable to the Partnership in excess of distributions	$4,683	$9,128

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Three Months Ended September 30, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$—	$15,268	$15,268	$30,536
Net income attributable to the Partnership in excess of distributions	—	2,341	2,342	4,683
Net income attributable to the Partnership	$—	$17,609	$17,610	$35,219
Weighted average units outstanding:
Basic		52,376	52,376	104,752
Diluted		52,383	52,376	104,759
Net income per limited partner unit (in dollars):
Basic		$0.34	$0.34
Diluted		$0.34	$0.34

	Nine Months Ended September 30, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$—	$43,550	$43,550	$87,100
Net income attributable to the Partnership in excess of distributions	$—	$4,564	$4,564	9,128
Net income attributable to the Partnership	$—	$48,114	$48,114	$96,228
Weighted average units:
Basic		52,376	52,376	104,752
Diluted		52,383	52,376	104,759
Net income per limited partner unit (in dollars):
Basic		$0.92	$0.92
Diluted		$0.92	$0.92

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

In the three and nine months ended September 30, 2018, we recognized FLA income of $2,691 and $7,691, respectively. In the three and nine months ended September 30, 2017, we recognized FLA income of $2,243 and $6,240, respectively, and a gain/(loss) due to the changes in fair value of $380 and $(108), respectively, related to the FLA arrangement with our Parent.

9. Income Taxes

Prior to our IPO, the Predecessor was a part of BPA and was included in the income tax returns of BPA. Our tax provision prior to the IPO was prepared on a separate return basis, as if the Predecessor was a separate group of companies under common ownership. The Predecessor recorded income tax expense of $7,403 and $23,219 for the three and nine months ended September 30, 2017, respectively.

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

We accrued $4,192 and $4,438 for environmental liabilities at September 30, 2018 and December 31, 2017, respectively. The balances are related to incidents that occurred prior to the IPO and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets of $4,192 and $4,438 on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

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

Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the nine months ended September 30, 2018:

	Phantom Units
	Number of Units (in units)	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2017	8,468	$17.48
Granted	3,737	20.07
Outstanding at September 30, 2018	12,205	$18.27
Vested at September 30, 2018	—	—

For the three and nine months ended September 30, 2018, total compensation expense recognized for phantom unit awards was $56 and $140, respectively. The unrecognized compensation cost related to phantom unit awards was $63 at September 30, 2018, which is expected to be recognized over a weighted average period of 0.3 years. There were no forfeitures for the nine months ended September 30, 2018.

12. Variable Interest Entity

We control and consolidate our variable interest entity in Mardi Gras because we are the primary beneficiary. Mardi Gras holds equity interests in the Mardi Gras Joint Ventures and accounts for them as equity method investments. Mardi Gras does not have any other operations or activities. See Note 15 - Variable Interest Entity in our 2017 Annual Report for further discussion.

The financial position of Mardi Gras at September 30, 2018 and December 31, 2017, its financial performance for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017, as reflected in our condensed consolidated financial statements, are as follows:

	September 30, 2018	December 31, 2017
Balance sheet
Equity method investments	$407,077	$422,438
Non-controlling interests	330,040	342,330

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statement of operations
Income from equity method investments	$10,340	*	$35,205	*
Less: Net income attributable to non-controlling interests	8,272	*	28,163	*
Net impact on Net income attributable to the Partnership	$2,068	*	$7,042	*
* Information is not applicable as the interest in Mardi Gras was contributed to the Partnership on October 30, 2017.

	Nine Months Ended September 30,
	2018	2017
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$35,205	*
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	15,362	*
Cash flows from financing activities
Distributions to non-controlling interests	(40,453)	*
Net change on BPMP's cash and cash equivalents	$10,114	*
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

Cash Distribution

On October 12, 2018, we declared a cash distribution of $0.2915 per limited partner unit to unitholders of record on November 1, 2018, for the three months ended September 30, 2018. The distribution will be paid on November 15, 2018 and will total $30.5 million, with $13.9 million being distributed to our non-affiliated common unitholders and $16.6 million being distributed to BP Midstream Partners Holdings LLC ("BP Holdco") in respect of its ownership of our common and subordinated units.

Acquisition of Equity Interests

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines we completed the acquisition of (i) an additional 45.0% interest in Mardi Gras, from BP Pipelines, (ii) a 25.0% interest in KM Phoenix Holdings LLC, a Delaware limited liability company, from BP Products, and (iii) a 22.6916% interest in URSA Oil Pipeline Company LLC, a Delaware limited liability company, from BP Offshore, in exchange for aggregate consideration of $468 million funded with borrowings under our revolving credit facility. The purchase will be accounted for as a transaction between entities under common control; as a result, we will recognize the acquired assets at their historical carrying value.

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

•	The volume of crude oil, natural gas, refined products and diluent we transport or store and the prices that we can charge our customers.

•	The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment imposed by federal and state regulators.

•	Changes in revenue we realize under the fixed loss allowance provisions of our fees and tariffs resulting from changes in underlying commodity prices.

•	Fluctuations in the prices for crude oil, natural gas, refined products and diluent.

•	The level of onshore and offshore production and demand for crude oil, natural gas, refined products and diluent.

•	Our ability to successfully integrate recently acquired assets with our own and realize the anticipated benefits of such acquisitions.

•	Changes in global economic conditions and the effects of a global economic downturn on the business of BP and the business of its suppliers, customers, business partners and credit lenders.

•	Liabilities associated with the risks and operational hazards inherent in transporting and/or storing crude oil, natural gas, refined products and diluent.

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

As of September 30, 2018, our assets consisted of the following:

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

Acquisition of Equity Interests

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines we completed the acquisition of (i) an additional 45.0% interest in Mardi Gras, from BP Pipelines, (ii) a 25.0% interest in KM Phoenix Holdings LLC, a Delaware limited liability company, from BP Products, and (iii) a 22.6916% interest in URSA Oil Pipeline Company LLC, a Delaware limited liability company, from BP Offshore, in exchange for aggregate consideration of $468 million funded with borrowings under our revolving credit facility. The purchase will be accounted for as a transaction between entities under common control; as a result, we will recognize the acquired assets at their historical carrying value.

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

Total Maintenance Spend

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenditures on a combined basis because it is useful to understanding our total maintenance requirements. Total Maintenance Spend for the nine months ended September 30, 2018 and 2017, respectively, is shown in the table below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands of dollars)
		Predecessor
Wholly Owned Assets
Maintenance expenses	$1,598	$2,908
Maintenance capital expenditures	1,341	2,063
Total Maintenance Spend - Wholly Owned Assets	$2,939	$4,971

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

Major Expansion Projects

One of our investees, Proteus, has an expansion project under construction in 2018. An affiliate of Royal Dutch Shell plc ("Shell") is currently building the Mattox pipeline, which will connect to Proteus for the mutual benefit of all parties involved. Through this upstream connection, Proteus will transport all of the volumes from Shell's recently sanctioned Appomattox platform. Proteus is also constructing a new connecting platform adjacent to South Pass 89E platform that will accommodate volumes from the Mattox pipeline. In addition, the new Proteus platform will provide space for future pumping equipment and the ability to increase the capacity of the Proteus system to over 700 kbpd.

The total project cost is expected to be approximately $386.0 million from 2015 to 2019, which are prepaid to Proteus from third-party investors that are not affiliated with the Partnership. During the three months ended September 30, 2018, Proteus incurred $48.8 million of capitalized costs. We expect the Appomattox expansion capital expenditures to be approximately $170.3 million for the twelve months of 2018, which includes $57.9 million for the remaining three months of 2018.

Customers

BP is our primary customer. Transportation revenue from BP represented 98.4% and 97.6% of our revenues for the three and nine months ended September 30, 2018, respectively, and 99.1% and 97.9% for the three and nine months ended September 30, 2017, respectively. BP’s volumes represented approximately 49.4% and 52.5% of the aggregate total volumes transported on the Wholly Owned Assets, Mars and the Mardi Gras Joint Ventures combined for the three and nine months ended September 30, 2018, respectively. BP’s volumes represented approximately 98.3% and 97.4% of the aggregate total volumes transported on the Wholly Owned Assets for the three and nine months ended September 30, 2017, respectively.

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

Regulation

Our interstate common carrier pipelines are subject to regulation by various federal, state and local agencies including the FERC, the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Transportation ("DOT"). For more information on federal, state and local regulations affecting our business, see Part I, Item 1 and 2. Business and Properties in our 2017 Annual Report.

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

Results of Operations

The following tables and discussion contain a summary of our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands of dollars)
		Predecessor		Predecessor
Revenue	$32,074	$27,016	$87,628	$80,544
Costs and expenses
Operating expenses	4,398	5,007	12,052	12,192
Maintenance expenses	671	1,427	1,598	2,908
Gain from disposition of property, plant and equipment	—	—	—	(6)
General and administrative	5,287	1,222	13,355	3,627
Depreciation	663	675	1,987	2,007
Property and other taxes	165	113	388	267
Total costs and expenses	11,184	8,444	29,380	20,995
Operating income	20,890	18,572	58,248	59,549
Income from equity method investments	22,581	—	66,262	—
Other income (loss)	—	380	—	(108)
Interest (income) expense, net	(20)	—	119	—
Income before income taxes	43,491	18,952	124,391	59,441
Income tax expense	—	7,403	—	23,219
Net income	43,491	$11,549	124,391	$36,222
Less: Net income attributable to non-controlling interests	8,272		28,163
Net income attributable to the Partnership	$35,219		$96,228

Adjusted EBITDA**	$49,369	$19,627	$146,911	$61,442
Less: Adjusted EBITDA attributable to non-controlling interests	11,719	*	40,453	*
Adjusted EBITDA attributable to the Partnership	$37,650	*	$106,458	*
* Information is not applicable for the periods prior to the IPO.
** See Reconciliation of Non-GAAP Measures below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pipeline throughput (thousands of barrels per day)(1)(2)	2018	2017	2018	2017
BP2	276	312	286	288
Diamondback	52	44	69	56
River Rouge	70	61	65	60
Total Wholly Owned Assets	398	417	420	404

Mars	580	480	499	476

Caesar	214	208	198	216
Cleopatra(3)	24	23	23	25
Proteus	150	157	169	159
Endymion	150	157	169	159
Mardi Gras Joint Ventures	538	545	559	559

Average revenue per barrel ($ per barrel)(2)(4)
Total Wholly Owned Assets	$0.77	$0.71	$0.73	$0.73
Mars	1.22	1.43	1.21	1.41
Mardi Gras Joint Ventures	0.68	0.66	0.66	0.67
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Interests in Mars and Mardi Gras were contributed to the Partnership on October 30, 2017. Throughput and average revenue per barrel for Mars and the Mardi Gras Joint Ventures are presented on a 100% basis for the three and nine months ended September 30, 2018, and 2017. Data presented for Mars and Mardi Gras Joint Ventures for the three and nine months ended September 30, 2017 are for informational purposes only and are not included in our Predecessor financial results.

(3) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(4) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Total revenue increased by $5.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Revenue from BP2 decreased by $1.2 million attributable to a 11.5% decrease in throughput volume partially offset by 4.4% increase in weighted average tariff rate. Revenue from FLA on BP2 increased by $0.4 million. Revenue from River Rouge increased by $1.5 million due to a 14.8% increase in throughput volume and a 4.6% increase in the weighted average tariff rate. Revenue from Diamondback increased by $0.5 million due to a 19.6% increase in throughput volume and a 4.6% increase in weighted average tariff rate. We also recognized $2.6 million and $1.3 million in revenue from minimum volume deficiency on BP2 and Diamondback, respectively.

Operating expenses decreased by $0.6 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 primarily due to a $0.9 decrease in insurance expense for Wholly Owned Assets and partially offset by an $0.3 million increase in right-of-way clearing.

Maintenance expense decreased by $0.8 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 primarily due to a decrease in repairs and corrosion work on River Rouge.

General and administrative expense increased by $4.1 million, or 333%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, general and administrative expenses primarily consist of $3.3 million under our omnibus agreement with our Parent. In addition, the three months ended September 30, 2018 included $1.0 million for transaction costs related to our acquisition in the fourth quarter. Subsequent to the IPO, general and administrative expenses previously allocated to the Predecessor are now covered in the omnibus agreement with our Parent.

Property and other tax expense remained flat at approximately $0.2 million and $0.1 million in the three months ended September 30, 2018 and 2017, respectively.

Income from equity method investments was $22.6 million in the three months ended September 30, 2018 due to earnings from Mars and Mardi Gras Joint Ventures subsequent to IPO compared to no income from equity method investments in 2017.

Other loss for the three months ended September 30, 2017 represents the changes in fair value of the embedded derivative associated with the allowance oil receivable incurred by our Predecessor prior to October 1, 2017. Pursuant to a related party agreement, allowance oil receivable incurred on and after October 1, 2017 is settled at the commodity prices of the movement month and no longer contains an embedded derivative that would result in gain and losses due to changes in fair value.

Net interest earned was less than $0.1 million for the three months ended September 30, 2018. We repaid $15 million in borrowings under our $600.0 million Credit Facility in May 2018 and earned interest on our cash deposits held by the Partnership in the period. The Predecessor entity in comparison had no related debt or credit facility to drive interest expense or any held cash deposits to earn interest income.

Income tax expense for the Predecessor entity in the three months ended September 30, 2017 was $7.4 million. Prior to the IPO, the Predecessor was included in the consolidated income tax returns of our Parent which is subject to federal and state income taxes. The effective tax rate during the three months ended September 30, 2017 was at 39.1%. Subsequent to the IPO, the Partnership is treated as a pass-through entity for federal and state income tax purposes. There is no federal and state income taxes for the period subsequent the IPO.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Total revenue increased by $7.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Revenue from BP2 increased by $0.2 million primarily attributable to a 1.3% increase in weighted average tariff rate that was offset by a 0.8% decrease in throughput volume. Revenue from FLA on BP2 increased by $1.5 million. Revenue from River Rouge increased by $2.1 million due to 8.4% increase in throughput volume and a 1.1% increase in the weighted average tariff rate. Revenue from Diamondback decreased by $0.3 million due to a 23.8% increase in throughput volume and a 21.4% decrease in weighted average tariff rate caused by a 94.7% increase in throughput volume from third parties at a lower tariff rate. We also recognized $2.6 million and $1.3 million in revenue from minimum volume deficiency on BP2 and Diamondback, respectively in the 2018 period. Other revenue decreased by $0.4 million compared to the prior year to date period.

Operating expenses decreased by $0.1 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 primarily due to an $2.2 million increase in third party expenses and a decrease of $2.4 million in related party expenses. This change is due to the Partnership having its own insurance, so the expense is now reported as third party and not related party.

Maintenance expenses decreased by $1.3 million, or 45%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily as a result of a decrease in spend on River Rouge related to repairs and corrosion work.

General and administrative expenses increased by $9.7 million, or 268%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. For the nine months ended September 30, 2018, general and administrative expenses primarily consist of $10.0 million under our omnibus agreement with our Parent compared to $3.6 million allocated in the nine months ended September 30, 2017. There was also an increase of $1.7 million for professional services and other costs required as a publicly traded partnership, an increase of $1.0 million for transaction costs related to our acquisition in the fourth quarter and $0.3 million for unit based compensation fees.

Depreciation expense remained relatively flat at $2.0 million in both of the nine months ended September 30, 2018 and 2017.

Property and other tax expense increased slightly to $0.4 million from $0.3 million in nine months ended September 30, 2018 and 2017, respectively.

Income from equity method investments was $66.3 million in the nine months ended September 30, 2018 due to earnings from Mars and the Mardi Gras Joint Ventures subsequent to IPO compared to no income from equity method investments in 2017.

Other loss was $0.1 million in the nine months ended September 30, 2017. Other loss represents the changes in fair value of the embedded derivative associated with the allowance oil receivable incurred prior to October 1, 2017. Pursuant to a related party agreement, allowance oil receivable incurred on and after October 1, 2017 is settled at the commodity prices of the movement month and no longer contains an embedded derivative that would result in gain and losses due to changes in fair value.

Interest expense, net was $0.1 million in the nine months ended September 30, 2018. In connection with the IPO, we entered into the $600.0 million Credit Facility. The $0.1 million of net interest consisted of interest expense and commitment and utilization fees, which were partially offset by interest income on cash deposits held by the Partnership.

Income tax expense in the nine months ended September 30, 2017 was $23.2 million for the Predecessor. Prior to the IPO, the Predecessor was included in the consolidated income tax returns of our Parent which is subject to federal and state income taxes. The effective tax rate during the nine months ended September 30, 2017 was at 39.1%. Subsequent to the IPO, the Partnership is treated as a pass-through entity for federal and state income tax purposes. There is no federal and state income taxes for the period subsequent to the IPO.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands of dollars)
		Predecessor		Predecessor
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$43,491	$11,549	124,391	$36,222
Add:
Depreciation	663	675	1,987	2,007
Gain from disposition of property, plant and equipment	—	—	—	(6)
Income tax expense	—	7,403	—	23,219
Interest (income) expense, net	(20)	—	119	—
Cash distributions received from equity method investments — Mars	13,167	—	36,110	—
Cash distributions received from equity method investments — Mardi Gras Joint Ventures	14,649	—	50,566	—
Less:
Income from equity method investments — Mars	12,241	—	31,057	—
Income from equity method investments — Mardi Gras Joint Ventures	10,340	—	35,205	—
Adjusted EBITDA	49,369	$19,627	146,911	$61,442
Less:
Adjusted EBITDA attributable to non-controlling interests	11,719		40,453
Adjusted EBITDA attributable to the Partnership	37,650		106,458
Add:
Net adjustments from volume deficiency agreements	(2,676)		(1,853)
Less:
Net interest paid/(received)	(20)		126
Maintenance capital expenditures	869		1,341
Cash available for distribution attributable to the Partnership	$34,125		$103,138

	Nine Months Ended September 30,
	2018	2017
	(in thousands of dollars)
		Predecessor
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$133,486	$34,263
Add:
Income tax expense	—	23,219
Interest (income) expense, net	119	—
Distribution in excess of earnings from equity method investments	15,362	—
Changes in other assets and liabilities	(1,916)	4,639
Less:
Non-cash adjustments	140	679
Adjusted EBITDA	$146,911	$61,442
Less:
Adjusted EBITDA attributable to non-controlling interests	40,453
Adjusted EBITDA attributable to the Partnership	106,458
Add:
Net adjustments from volume deficiency agreements	(1,853)

Less:
Net interest paid/(received)	126
Maintenance capital expenditures	1,341
Cash available for distribution attributable to the Partnership	$103,138

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

Cash Distributions

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or approximately $110.0 million per year in the aggregate, based on the number of common and subordinated units outstanding as of September 30, 2018. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates.

On October 12, 2018, we declared a cash distribution of $0.2915 per limited partner unit to unitholders of record on November 1, 2018, for the three months ended September 30, 2018. The distribution reflects an increase of $0.0290 over the Partnership’s minimum quarterly distribution. The distribution will be paid on November 15, 2018 and will total $30.5 million, with $13.9 million being distributed to our non-affiliated common unitholders and $16.6 million being distributed to BP Holdco in respect of its ownership of our common and subordinated units.

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

On May 4, 2018, the Partnership repaid outstanding borrowings under the Credit Facility. This short-term debt had a principal balance of $15.0 million at the time of repayment and the repayment was made using cash on hand. At September 30, 2018, $0 was drawn and outstanding from the Credit Facility.

In connection with our acquisition in the fourth quarter, we borrowed $468.0 million from the Credit Facility. For additional details, please see our Form 8-K filed with the SEC on October 2, 2018.

Cash Flows from Our Operations

Operating Activities. We generated $133.5 million in cash flow from operating activities in the nine months ended September 30, 2018, compared to the $34.3 million generated in the nine months ended September 30, 2017. The $99.2 million increase in cash flows from operations primarily resulted from $71.3 million in distribution of earnings from equity method investments, $23.2 million savings from our tax structure as compared to the nine months ended September 30, 2017, $3.8 million from increase in collection of accounts receivable, and $0.9 million from other activities.

Investing Activities. Our cash flow generated by investing activities was $14.0 million in the nine months ended September 30, 2018, compared to $2.1 million used in the nine months ended September 30, 2017. The $16.1 million increase in cash flow generated by investing activities is due to the post-IPO distribution of $15.4 million in excess of earnings received from equity method investments and a decrease of $0.7 in capital expenditures on maintenance projects during the nine months ended September 30, 2018.

Financing Activities. Our cash flow used in financing activities was $130.8 million in the nine months ended September 30, 2018, compared to $32.2 million used in the nine months ended September 30, 2017. The increase in the usage of cash for financing activities is due to $75.4 million distributed to unitholders, $40.4 distributed to non-controlling interest and $15.0 million used to repay short-term debt, partially offset by the elimination of transfers to Parent of $32.2 million in the nine months ended September 30, 2017.

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

A summary of our capital expenditures, for the nine months ended September 30, 2018 and 2017, is shown in the table below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands of dollars)
		Predecessor
Cash spent on maintenance capital expenditures	$1,341	$2,063
Increase/(Decrease) in accrued capital expenditures	149	$(1,278)
Total capital expenditures incurred	$1,490	$785

Our capital expenditures for the nine months ended September 30, 2018 were $1.5 million, primarily associated with an upgrade on piping from boosters to mainline pumps for River Rouge. Our capital expenditures for the nine months ended September 30, 2017 were $0.8 million, primarily associated with the continuation of leak detection metering upgrades for BP2.

All of our capital expenditures in the nine months ended September 30, 2018 and 2017 were maintenance expenditures. We did not incur any expansion capital expenditures during such periods.

Contractual Obligations

There were no material changes to our contractual obligations since December 31, 2017.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and nine months ended September 30, 2018, does not differ materially from that discussed under Item 7A of our 2017 Annual Report.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For purposes of this disclosure, we refer to BP p.l.c. and its subsidiaries other than us, the general partner and BP Midstream Partners Holdings LLC as the “BP Group.”  References to actions taken by the BP Group mean actions taken by the applicable BP Group company. None of the payments disclosed below were made in U.S. dollars however, for disclosure purposes, all have been converted into U.S. dollars at the appropriate exchange rate. We do not believe that any of the transactions or activities listed below violated U.S. sanctions:

•
In the third quarter of 2018, BP recorded gross revenues of $53.2 million related to its interests in the North Sea Rhum field ("Rhum"). BP had a net profit of $33.6 million for the quarter ended September 30, 2018. As previously disclosed, Rhum is owned under a 50:50 unincorporated joint arrangement between BP and Iranian Oil Company (U.K.) Limited ("IOC"). In 2015, the US and the EU implemented temporary, limited and reversible relief of certain sanctions related to Iran pursuant to a Joint Comprehensive Plan of Action (“JCPOA”). On September 29, 2017, BP obtained a specific Office of Foreign Assets Control ("OFAC") License relating to the ongoing operation of the Rhum field, such license expiring on September 30, 2018.

•
On November 21, 2017, BP announced that it has agreed to sell certain of its assets in the North Sea, including its ownership stake, and the transfer of its role as operator, in the Rhum joint arrangement to Serica Energy plc (“Serica”), with the aim to complete the sale and transfer of operatorship in the third quarter of 2018 subject to regulatory and third-party approvals.

•
In May 2018, the U.S. government announced its planned withdrawal from the JCPOA, and tasked OFAC with implementing the full re-imposition of both primary and secondary sanctions in respect of Iran by the end of the wind-down period, which, for Rhum, expired on November 4, 2018. On October 9, 2018 Serica announced that Serica and BP had received a conditional licence relating to the ongoing operation of the Rhum field from OFAC. It was conditional upon arrangements being put in place by November 4, 2018 relating to the interest in the Rhum field held by IOC. Serica announced on November 5, 2018 these conditions had been met in full before such deadline. OFAC also issued an updated license on November 2, 2018 which is valid until October 31, 2019 and enables production from the Rhum field to continue and BP and Serica to proceed to complete the sale and transfer.

•
On July 17, 2018, BP Iran Limited terminated its lease of an office in Tehran. The office had been used for administrative activities. In the third quarter of 2018, taxes, including rental tax payments associated with the Tehran office with an aggregate

US dollar equivalent value of approximately $148, were paid from a BP trust account held with Tadvin Co. to Iranian public entities. No gross revenues or net profits were attributable to these activities.

•
In the third quarter of 2018, certain BP employees visited Iran for the purpose of meetings with Iranian nationals and attending conferences. Payments were made to Iranian public entities for visas and taxes in relation to such visits with an aggregate US dollar equivalent value of approximately $245. In addition, certain BP employees met with Iranian nationals outside of Iran. No gross revenues or net profits were attributable to these activities and BP intends to continue visits.

Item 6. EXHIBITS

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC	S-1	3.4	9/11/2017	333-220407
10.1	Interest Purchase Agreement by and among BP Products North America Inc., BP Offshore Pipelines Company LLC, and BP Pipelines (North America) Inc., collectively, as sellers, and BP Midstream Partners LP, as buyer, dated October 1, 2018	8-K	10.1	10/2/2018	001-38260
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32*	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: November 14, 2018	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director
(principal financial officer and principal accounting officer)