Form 10-K
period 2018-12-31
BP Midstream Partners LP
filed 2019-02-28
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 29, 2018, was $1,003 million, based on the closing price of such units of $20.99 as reported on the New York Stock Exchange on such date. As of February 27, 2019, the registrant had 52,384,003 common units and 52,375,535 subordinated units outstanding.
Documents Incorporated By Reference: None

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

•	The volume of crude oil, natural gas, refined products and diluent we transport or store and the prices that we can charge our customers.

•	The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment imposed by federal and state regulators.

•	Changes in revenue we realize under the fixed loss allowance provisions of our fees and tariffs resulting from changes in underlying commodity prices.

•	Fluctuations in the prices for crude oil, natural gas, refined products and diluent.

•	The level of onshore and offshore production and demand for crude oil, natural gas, refined products and diluent.

•	Our ability to successfully integrate recently acquired assets with our own and realize the anticipated benefits of such acquisition.

•	Changes in global economic conditions and the effects of a global economic downturn on the business of BP and the business of its suppliers, customers, business partners and credit lenders.

•	Liabilities associated with the risks and operational hazards inherent in transporting and/or storing crude oil, natural gas, refined products and diluent.

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
Estimated Total Maintenance Spend
Estimated Total Maintenance Spend is a defined term under our partnership agreement. It is estimated annually (and whenever an event occurs that is likely to result in a material adjustment) by the board of directors of our general partner. It is intended to represent the average quarterly Maintenance Capital Expenditures (as such term is defined below) and maintenance expenses that the Partnership will need to incur over the long term to maintain the operating capacity or operating income of the Partnership and its subsidiaries (including the Partnership’s proportionate share of the average quarterly Maintenance Capital Expenditures and maintenance expenses of its subsidiaries that are not wholly owned) existing at the time the estimate is made.

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

GAAP	United States generally accepted accounting principles.
Gal	Gallons.
GHG	Greenhouse gas.
HCA	High Consequence Area.
ICA	Interstate Commerce Act.
Investment capital expenditures	Investment capital expenditures means capital expenditures other than Maintenance capital expenditures and Expansion capital expenditures.
IPO	Initial Public Offering of BP Midstream Partners LP.
IPO Contributed Assets	100% interest in each BP2 OpCo, River Rouge OpCo and Diamondback OpCo, a 28.5% interest in Mars and a 20% managing interest in Mardi Gras.
IRS	Internal Revenue Service.
kboe	One thousand barrels of oil equivalent.
kbpd	Thousand barrels per day.
LIBOR	London Interbank Offered Rate.
LTIP	BP Midstream Partners LP 2017 Long-Term Incentive Plan.
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
Total Maintenance Spend
The sum of (a) the maintenance expenses of the IPO Contributed Assets, (b) the maintenance capital expenditures of the IPO Contributed Assets, excluding any reimbursable maintenance capital expenditures, and (c) our allocable portion of the sum of (1) the maintenance expenses of Mars, Ursa, KM Phoenix and each of the Mardi Gras Joint Ventures and (2) the maintenance capital expenditures of Mars, Ursa, KM Phoenix and each of the Mardi Gras Joint Ventures, excluding any reimbursable maintenance capital expenditures.

Wholly Owned Assets	100% interest in each of BP2 OpCo, River Rouge OpCo and Diamondback OpCo.
WTI	West Texas Intermediate.

BP MIDSTREAM PARTNERS LP

PART I

Unless otherwise stated or the context otherwise indicates, all references to “we,” “our,” “us,” “Wholly Owned Assets,” “Predecessor,” or similar expressions for time periods prior to the initial public offering (the “IPO”) refer to BP Midstream Partners LP Predecessor, our predecessor for accounting purposes. For time periods subsequent to the IPO, “we,” “our,” “us,” or similar expressions refer to the legal entity BP Midstream Partners LP (the "Partnership"). The term “our Parent” refers to BP Pipelines (North America), Inc. (“BP Pipelines”), any entity that wholly owns BP Pipelines, indirectly or directly, including BP America Inc. and BP p.l.c. (“BP”), and any entity that is wholly owned by the aforementioned entities, excluding BP Midstream Partners LP Predecessor and the Partnership.

Item 1 and 2. BUSINESS AND PROPERTIES

Overview

We are a fee-based, growth-oriented master limited partnership formed by BP Pipelines, an indirect wholly owned subsidiary of BP, to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil, natural gas, refined products and diluent pipelines and refined product terminals serving as key infrastructure for BP and other customers to transport onshore crude oil production to BP’s Whiting Refinery and offshore crude oil and natural gas production to key refining markets and trading and distribution hubs. Certain of our assets deliver refined products and diluent from the Whiting Refinery and other U.S. supply hubs to major demand centers.

We own one onshore crude oil pipeline system, one onshore refined products pipeline system, one onshore diluent pipeline system, and interests in five offshore crude oil pipeline systems, one refined product terminalling system and one offshore natural gas pipeline system. Our onshore crude oil pipeline, BP2, indirectly links Canadian crude oil production with BP’s Whiting Refinery, the largest refinery in the Midwest. Our River Rouge refined products pipeline system connects the Whiting Refinery to the Detroit refined products market. Our Diamondback diluent pipeline indirectly connects the Whiting Refinery and other diluent supply sources to a third-party pipeline for ultimate delivery to the Canadian oil sands production areas. The offshore crude oil pipeline systems, which include our interests in Mars Oil Pipeline Company, LLC and the pipeline system and related assets owned by such entity (collectively, "Mars"), URSA Oil Pipeline Company, LLC ("Ursa") and through our ownership in Mardi Gras Transportation System Company, LLC ("Mardi Gras"), Caesar Oil Pipeline Company, LLC and the pipeline system and related assets owned by such entity (collectively, ("Caesar"), Proteus Oil Pipeline Company, LLC and the pipeline system and related assets owned by such entity (collectively, ("Proteus") and Endymion Oil Pipeline Company, LLC and the pipeline system and related assets owned by such entity (collectively, ("Endymion"), link major offshore production areas in the Gulf of Mexico with the Gulf Coast refining and distribution hubs. The offshore natural gas pipeline system, Cleopatra Gas Gathering Company, LLC and the pipeline system and related assets owned by such entity (collectively, "Cleopatra") (also owned through our ownership interest in Mardi Gras), links offshore production areas in the Gulf of Mexico to an offshore pipeline for ultimate delivery to shore. Our ownership interest in the onshore refined products terminal network, KM Phoenix Holdings, LLC ("KM Phoenix"), has 13 refined products storage and terminalling systems located across the United States in markets that are highly strategic to supporting BP's refining, trading and marketing businesses.

We have historically generated substantially all of our revenue under long-term agreements or FERC-regulated generally applicable tariffs by charging fees for the transportation of products through our pipelines. Substantially all of our aggregate revenue on BP2, Diamondback and River Rouge is supported by commercial agreements with BP Products. BP Products has entered into minimum volume commitment agreements with respect to BP2, River Rouge and Diamondback that have terms running through December 31, 2020. We also have a second minimum volume commitment agreement on Diamondback, with a term running through June 30, 2020. BP Pipelines also granted us a seven-year ROFO through 2024 with respect to its retained ownership interest in Mardi Gras and all of its interests in midstream pipeline systems and assets related thereto in the contiguous United States and offshore Gulf of Mexico that are owned by BP Pipelines. We refer to these assets collectively as the “Subject Assets”.

Business Strategies

Our primary business objectives are maintaining the safe and reliable operation of our assets to generate stable and predictable cash flows and increase our quarterly cash distribution per unit over time while maintaining a conservative balance sheet.

•
Maintain Safe and Reliable Operations.    We are committed to safe, reliable and efficient operations, which are key components in generating stable cash flows. We strive for operational excellence by using BP Pipelines’ existing programs to integrate health, occupational safety, process safety and environmental principles throughout our business with a commitment to continuous improvement. BP Pipelines’ employees have and will continue to operate each of the Wholly

Owned Assets. An affiliate of Royal Dutch Shell plc ("Shell") operates Mars, Ursa and each of Caesar, Proteus, Cleopatra and Endymion (together, the "Mardi Gras Joint Ventures"). An affiliate of Kinder Morgan operates KM Phoenix. BP Pipelines, Kinder Morgan and Shell are industry-leading pipeline operators that have been recognized for safety and reliability and continually invest in the maintenance and integrity of their assets. We continue to employ BP Pipelines’ rigorous training, integrity and audit programs to drive ongoing improvements in safety as we strive for zero incidents in our operating assets.

•
Generate Stable, Fee-Based Cash Flows Supported by Contracts with Minimum Volume Commitments.    We are focused on generating stable and predictable cash flows by providing fee-based transportation services to BP and third parties with limited direct exposure to commodity price fluctuations. We have multiple fee-based commercial agreements with BP Products that include, for our onshore assets, minimum volume commitments. We believe these agreements should promote stability and predictability in our cash flows. In addition, many of our offshore assets have either commitments for dedicated production from specified fields as well as provide a primary supply source to major distribution and storage facilities, providing further stability to our cash flows.

•
Pursue Opportunities to Grow Our Business.    We continually seek to grow our business by completing strategic acquisitions, executing organic expansion projects, and increasing the utilization of our existing assets.

◦
Growth through Strategic Acquisitions.    We pursue strategic acquisitions of assets from BP and third parties. At our IPO, BP Pipelines granted us a ROFO with respect to its retained ownership interest in Mardi Gras and all of its interests in midstream pipeline systems and assets related thereto in the contiguous United States and offshore Gulf of Mexico that are owned by BP Pipelines. In addition, we believe BP will offer us opportunities to acquire additional midstream assets that it may acquire or develop in the future. We also may have opportunities to pursue the acquisition or development of additional assets jointly with BP.

◦
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

Competitive Strengths

We believe that we are well positioned to execute our business strategies based on the following competitive strengths:

•
Our Relationship with BP.    We have a strategic relationship with BP, one of the largest producers of crude oil and natural gas as well as one of the leading petroleum products refiners in the United States. BP is our most significant customer of the Wholly Owned Assets and also a material customer of Mars, Ursa, KM Phoenix and each of the Mardi Gras Joint Ventures. BP is well capitalized with an investment grade credit rating and indirectly owns our general partner, a majority of our limited partner interests and all of our incentive distribution rights. In addition, BP owns a substantial number of additional midstream assets, including an 35% interest in Mardi Gras. We believe that our relationship with BP will provide us with significant growth opportunities as well as a stable base of cash flows.

•	Strategically Located and Highly Integrated Assets. Our assets are primarily located in the Midwestern United States and in the Gulf of Mexico and are strategic to BP’s North American operations.

◦
Onshore Assets.    Our Midwestern assets play a critical role in maintaining a supply of Canadian heavy crude oil to, and moving refined products and diluent from, the Whiting Refinery. BP’s Whiting Refinery is the largest refinery in the Midwest and is well positioned to access Canadian heavy crude oil. In 2013, BP finished a multi-billion dollar, multi-year modernization project at the Whiting Refinery that was one of the largest downstream initiatives in the history of BP. This project provided the Whiting Refinery with the flexibility to shift from processing primarily higher-cost sweet crude to discounted heavy crude oil, largely from Canada. BP is making further investments to increase the Whiting Refinery’s heavy crude capacity from 325 kbpd towards 350 kbpd by 2020. In order to position the Whiting Refinery to access additional Canadian crude supply, BP made a capital investment in BP2 to expand its capacity from approximately 240 kbpd to 475 kbpd. Our BP2 pipeline is strategically advantaged as the Whiting Refinery’s primary source of Canadian crude oil, although BP also has access to an alternative crude oil pipeline that delivers crude oil to the Whiting Refinery. Our KM Phoenix terminalling assets are highly strategic to supporting BP's refining, trading and marketing businesses.

◦
Offshore Assets.    Our Gulf of Mexico assets link BP and third-party producers’ offshore crude oil and natural gas production to the Gulf Coast refining and processing markets, and are located in areas of the Gulf of Mexico that are experiencing production growth and are expected to provide additional transportation volumes. The assets will become an increasingly important link to onshore markets following Shell’s sanctioned multi-billion dollar investment in the Appomattox platform and BP’s recent $9 billion investment in the Mad Dog 2 platform (“Mad Dog 2”). Due to the difficulty of obtaining construction permits, the capital intensive nature of offshore midstream assets and the remaining capacity in existing offshore pipelines, we believe offshore assets such as ours are well-positioned to capture new volumes from the Gulf of Mexico.

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

•
Financial Flexibility.    We have a revolving credit facility with an affiliate of BP with a capacity of $600.0 million, and as of December 31, 2018 we had $468.0 million of outstanding borrowings, which were drawn to fund the acquisition of assets from affiliates of BP on October 1, 2018. We believe that we will have the financial flexibility to execute our growth strategy through borrowing capacity under our revolving credit facility and access to capital markets.

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

Contributed Business and Assets

In connection with the IPO in October 2017, BP Pipelines contributed the following interests to the Partnership:

•	100% ownership interest in the Wholly Owned Assets;

•	28.5% ownership in Mars; and

•	20% managing member interest in Mardi Gras, pursuant to which the Partnership has the right to vote Mardi Gras' ownership interest in each of the Mardi Gras Joint Ventures.

Recent Acquisition of Equity Interests

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines we completed the acquisition of:

•	Additional 45% ownership interest in Mardi Gras;

•	25% ownership interest in KM Phoenix; and

•	22.7% ownership interest in Ursa.

Organizational Structure

The following simplified diagram depicts our organizational structure as of December 31, 2018.

BP Pipelines
(North America) Inc.
("BP Pipelines")
35%[1]
BP Midstream
Partners Holdings LLC
("BP Holdco")
4,581,177 Common Units
52,375,535 Subordinated Units
BP Midstream
Partners GP LLC
(the "general partner")
General Partner Interest
Incentive Distribution Rights
54.4 % Limited
Partner Interest
Public Unitholders
47,802,826 Common Units
0% General
Partner Interest
45.6 % Limited
Partner Interest
BP Midstream Partners LP
(NYSE: BPMP)
(the "Partnership")
65%[2]
Mardi Gras Transportation System
Company LLC ("Mardi Gras")
100%
Third Party Operated Subsidiaries
Caeser Oil Pipeline Company, LLC ("Caesar") 56%
Cleopatra Gas Gathering Company, LLC ("Cleopatra") 53%
Proteus Oil Pipeline Company, LLC ("Proteus") 65%
Endymion Oil Pipeline Company, LLC ("Endymion") 65%
Subsidiaries
BP Two Pipeline Company LLC ("BP2")
BP River Rouge Pipeline Company LLC ("River Rouge")
BP D-B Pipeline Company LLC ("Diamondback")
Third Party Operated Subsidiaries
Mars Oil Pipeline Company LLC ("Mars") 28.5%
URSA Oil Pipeline Company LLC ("Ursa") 22.7%
KM Phoenix Holdings LLC ("KM Phoenix") 25%

________________________
(1) The remainder of Mardi Gras is held 34% by BP Pipelines and 1% by an affiliate of BP.
(2) The Partnership’s interest in Mardi Gras is a managing member interest that provides us with the right to vote Mardi Gras' ownership interest in the Mardi Gras Joint Ventures.

Our Assets and Operations

The table below sets forth certain information regarding our assets as of December 31, 2018:

Entity/Asset	Product Type	Our Ownership Interest		BP Pipelines Retained Ownership Interest	Pipeline Length (Miles)	Capacity (kbpd)(1)		Contract Structure
BP2	Crude	100.0%		—	12	475		MVCs/FERC tariff Long term contract	(3)
River Rouge	Refined Products	100.0%		—	244	80		MVCs/FERC tariff Long term contract	(3)
Diamondback	Diluent	100.0%		—	42	135		MVCs/FERC tariff/ Long term contract	(3)
Mars	Crude	28.5%		—	163	400	(2)	FERC and state tariffs/Lease dedication; Portion with guaranteed return
Mardi Gras(4):		65.0%	(5)	35.0%
Caesar	Crude	36.4%		19.6%	115	450		Lease dedication
Cleopatra	Natural Gas	34.5%		18.5%	115	500		Lease dedication
Proteus	Crude	42.3%		22.7%	70	425		Lease dedication
Endymion	Crude	42.3%		22.7%	90	425		Lease dedication
Ursa	Crude	22.7%		—	47	150		Joint tariff
KM Phoenix	Storage	25.0%		—				Commercial agreements
 ________________________

(1)
The approximate capacity information presented is in kbpd with the exception of the approximate capacity related to Cleopatra gas gathering system, which are presented in MMscf/d. Pipeline capacities are based on current operations and vary depending on the specific products being transported and delivery point, among other factors.

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

(4)
Our ownership interest and BP Pipelines’ and its affiliates’ retained ownership interest in each of Caesar, Cleopatra, Proteus and Endymion represents 65% and 35%, respectively, of the 56%, 53%, 65% and 65% ownership interests in such Mardi Gras Joint Ventures, respectively, held by Mardi Gras.

(5)	Our 65% interest in Mardi Gras includes a managing member interest that provides us with the right to vote Mardi Gras’ retained ownership interest in the Mardi Gras Joint Ventures.

Onshore Crude Oil, Refined Products and Diluent Pipelines

BP2.

General.     BP2 is a crude oil pipeline system consisting of approximately 12 miles of 20- and 22-inch active pipeline and related assets, transporting crude oil for BP from the third-party owned Griffith Terminal in Griffith, Indiana to BP’s Whiting Refinery in Whiting, Indiana under FERC-regulated posted tariffs. The Whiting Refinery is the largest refinery in the Midwestern United States with a capacity of approximately 430 kbpd and has been in operation for more than a century. In 2013, BP finished a multi-billion dollar, multi-year modernization project at the Whiting Refinery that was one of the largest downstream initiatives in the history of BP. The project has modernized the Whiting Refinery by reconfiguring its crude distillation unit and adding advanced hydro-treating, sulphur recovery and coking capacity. With the project’s completion, the Whiting Refinery has the flexibility to shift from processing primarily higher-cost sweet crude to discounted heavy crude oil, largely from Canada.

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

Contracts.     BP2 has historically generated revenue through published tariffs (regulated by the FERC) applied to volumes moved. FERC-approved tariffs may be adjusted annually based on a FERC-published index. The BP2 rate was previously set by settlement and has been subsequently indexed. The tariff applicable to BP2 for crude oil transportation include FLA, which provides additional revenue to offset potential product losses on BP2. We have entered into a commercial agreement with BP Products that includes a minimum volume commitment for BP2 and that supports substantially all of our revenue on BP2. Under this fee-based agreement, we provide transportation services to BP Products, and BP Products commits to pay us for minimum volumes of crude oil through December 31, 2020, regardless of whether such volumes are physically shipped by BP Products through our pipeline during the term of the agreement.

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

Offshore Crude Oil and Natural Gas Pipelines.

Mars.

General.     Mars is a major corridor crude oil pipeline system in a high-growth area of the Gulf of Mexico, delivering crude oil production received from the Mississippi Canyon area of the Gulf of Mexico, including the Olympus platform, the Mars A platform, the Medusa and Ursa pipelines, and from the Green Canyon and Walker Ridge areas via Amberjack pipeline connection at Fourchon, Louisiana, to shore, terminating in salt dome caverns in Clovelly, Louisiana. The Mars pipeline system is approximately 163 miles in length with capacity, which represents the capacity of the approximately 54 mile segment from the connections to Ursa and Medusa pipelines at the West Delta 143 platform complex to the connection with Amberjack pipeline at Fourchon, Louisiana, of approximately 400 kbpd. The capacity of the Mars pipeline system ranges from 100 kbpd to 600 kbpd depending on the pipeline segment and the type of crude oil transported. Mars is connected to the Louisiana Offshore Oil Port ("LOOP") storage complex, which provides tanker offloading and temporary storage services for the crude oil industry and has access to multiple attractive downstream markets. Mars leases a cavern from LOOP LLC, which provides it with additional operational flexibility and protection for its operations from extreme weather conditions such as hurricanes. As a corridor pipeline, Mars is positioned to allow additional connections from new production platforms and supply pipelines without significant capital expenditures. We expect Mars will be an increasingly important conduit for crude oil produced in the deepwater Gulf of Mexico because it provides the Mississippi Canyon platforms as well as third-party pipelines with access to the LOOP storage complex.

Ownership and Operatorship.     We own a 28.5% interest and an affiliate of Shell owns the remaining 71.5% interest in Mars. An affiliate of Shell operates the Mars pipeline. Under the Mars limited liability company agreement, Mars is managed by a management committee that has full power and authority to manage the entire business and affairs of the Mars pipeline system and oversee the operations of the Mars operator. For as long as there are only two non-affiliated members of Mars, all decisions of the management committee require the vote of at least 51% of the ownership interests in the company, except for certain actions including approving contracts with an affiliate of the operator or approving capital budgets and operating budgets, which require a vote of 100% of the ownership interests, or fundamental actions, including approving capital expenditures above certain amounts, authorizing the borrowing of money on the credit of the company and the dissolution of the company, each of which also requires the vote of members representing 100% of the ownership interests.

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

Mardi Gras Joint Ventures

The Partnership, BP Pipelines and the Standard Oil Company, an Ohio corporation (“Standard Oil”), have entered into an amended and restated limited liability company agreement for Mardi Gras that provides us with a 65% managing member interest in Mardi Gras and BP Pipelines and Standard Oil retained a 34% and a 1% interest in Mardi Gras, respectively. Our 65% managing member interest gives us the right to control Mardi Gras, including the right to vote Mardi Gras’ ownership interest in each of the Mardi Gras Joint Ventures. Mardi Gras owns a 56% interest in Caesar, a 65% interest in Proteus, a 65% interest in Endymion, and a 53% interest in Cleopatra.

Caesar.

General.     Caesar is approximately 115 miles of 24- and 28-inch pipeline with an approximate capacity of 450 kbpd connecting platforms in the Southern Green Canyon area of the Gulf of Mexico with the two connecting carrier pipelines (Cameron Highway and Poseidon) for ultimate transportation to shore. Caesar is designed not only to meet the needs of the original BP-operated Green Canyon area platforms, but also to accommodate new connections for growing production in the area. The Green Canyon area serviced by Caesar is a high-growth area of the Gulf of Mexico and includes the Holstein platform (“Holstein”) operated by Anadarko Petroleum Corporation ("Anadarko"), the BP-operated Mad Dog platform (“Mad Dog”), the BP-operated Atlantis platform (“Atlantis”), the BHP Billiton Ltd ("BHP")-operated Neptune platform (“Neptune”) and the recently connected Anadarko-operated Heidelberg platform (“Heidelberg”). Caesar is expected to transport new volumes from Mad Dog 2 once it comes online, which anticipated to be in 2021. New volumes can enter the pipeline through either subsea tie-backs to currently connected platforms or by connecting to one of three existing and available subsea connections located in the Green Canyon area.

Ownership and Operatorship.     We own a 65% managing member interest in Mardi Gras, which owns a 56% interest in Caesar, and unaffiliated third-party investors own the remaining 44%. BP Pipelines operated Caesar on behalf of BP, until the beginning of the third quarter of 2017, when an affiliate of Shell became the operator of Caesar. Under the Caesar limited liability company agreement, Caesar is managed by a management committee that has full power and authority to manage the entire business and affairs of the Caesar pipeline system and oversee the operations of the Caesar operators. All decisions of the management committees require the vote of two or more members that are not affiliates holding at least 61% of the ownership interests in Caesar, except for certain significant actions, including approving significant capital expenditures, that require the vote of members representing at least 70% of the ownership interests, and certain fundamental actions, including authorizing the merger, consolidation or dissolution of the company, each of which requires the vote of members representing 100% of the ownership interests.

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

Ownership and Operatorship.     We own a 65% managing member interest in Mardi Gras, which owns a 53% interest in Cleopatra, and unaffiliated third-party investors own the remaining 47%. BP Pipelines operated Cleopatra on behalf of BP, until the beginning of the third quarter of 2017, when an affiliate of Shell became the operator of Cleopatra. Under the Cleopatra limited liability company agreement, Cleopatra is managed by a management committee that has full power and authority to manage the entire business and affairs of the Cleopatra pipeline systems and oversee the operations of the Cleopatra operators. All decisions of the management committee require the vote of two or more members that are not affiliates holding at least 61% of the ownership interests in Cleopatra, except for certain significant actions, including approving significant capital expenditures, that require the vote of members representing at least 70% of the ownership interests, and certain fundamental actions, including authorizing the merger, consolidation or dissolution of the company, each of which requires the vote of members representing 100% of the ownership interests.

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

Proteus.

General.     Proteus is an approximately 70 mile, 24- and 28-inch crude oil pipeline system with an approximate capacity of 425 kbpd and provides transportation into Endymion for multiple crude oil producers in the eastern Gulf of Mexico. The pipeline provides takeaway capacity for the BP-operated Thunder Horse and Noble Energy-operated Thunder Hawk platforms to the Proteus SP 89E Platform. Noble’s Big Bend and Dantzler fields are connected to the Thunder Hawk platform. An affiliate of Shell is currently building the Mattox pipeline which will connect to Proteus. Through this upstream connection, Proteus will transport all of the volumes from Shell’s Appomattox platform. Proteus is also constructing a new connecting platform adjacent to SP 89E platform that will accommodate volumes from the Mattox pipeline. In addition, the new Proteus platform will provide space for future pumping equipment and the ability to increase the capacity of the Proteus system to over 700 kbpd.

Ownership and Operatorship.     We own a 65% managing member interest in Mardi Gras, which owns a 65% interest in Proteus. Certain unaffiliated third-party investors own a 10% and 25% interest, respectively, in Proteus. BP Pipelines operated Proteus on behalf of BP, until the beginning of the third quarter of 2017, when an affiliate of Shell became the operator of Proteus. Under the Proteus limited liability company agreement, Proteus is managed by a management committee that has authority to manage the business and affairs of the Proteus pipeline system. All decisions of the management committee requires the vote of two or more members that are not affiliates holding at least 60% of the ownership interests in Proteus, except for certain significant actions, such as approving significant capital expenditures, that require the vote of members representing at least 76% of the ownership interests, and certain fundamental actions, such as authorizing the merger, consolidation or dissolution of the company, that require the vote of members representing 100% of the ownership interests.

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

Endymion.

General.     Endymion is an approximately 90 mile, 30-inch crude oil pipeline system which originates downstream of the Proteus SP 89E Platform with an approximate current capacity of 425 kbpd and provides transportation for multiple oil producers in the eastern Gulf of Mexico. Endymion receives 100% of volumes transported on Proteus and is connected to the LOOP storage complex. Endymion leases a cavern from LOOP LLC, which provides it with additional operational flexibility and protection for its operations from extreme weather conditions such as hurricanes. The Proteus SP89E Platform will have a connection with the Mattox pipeline as well as the current connection to the Proteus Pipeline. Proteus is connected to the Thunder Horse and Thunder Hawk production platforms. Thunder Hawk is also connected via subsea tie-backs to Big Bend and Dantzler producing fields. BP is the operator and has a 75% interest in Thunder Horse, which commenced production in 2008.

Ownership and Operatorship.     We own a 65% managing member interest in Mardi Gras, which owns a 65% interest in Endymion, and unaffiliated third-party investors own the remaining 35%. BP Pipelines operated Endymion on behalf of BP, until the beginning of the third quarter of 2017, when an affiliate of Shell became the operator of Endymion. Under the Endymion limited liability company agreement, Endymion is managed by a management committee that has authority to manage the business and affairs of the Endymion pipeline system. All decisions of the management committee requires the vote of two or more members that are not affiliates holding at least 60% of the ownership interests in Endymion, except for certain significant actions, including approving significant capital expenditures, that require the vote of members representing at least 76% of the ownership interests, and certain fundamental actions, including authorizing the merger, consolidation or dissolution of the companies, each of which requires the vote of members representing 100% of the ownership interests.

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

Ursa.

General.     Ursa is a pipeline that transports crude oil production from a platform located in the Mississippi Canyon area to a connection with the Mars Pipeline at West Delta 143 platform for ultimate transportation to Chevron’s Fourchon terminal and

LOOP caverns in Clovelly, Louisiana. Ursa is an 18-inch pipeline stretching approximately 47 miles sized to support a production peak of at least 150,000 barrels per day.

Ownership and Operatorship.     We own a 22.7% member interest in Ursa and unaffiliated third-party investors own the remaining 77.3%. An affiliate of Shell has historically operated Ursa. Under the Ursa limited liability company agreement, Ursa is managed by a management committee that has full power and authority to manage the entire business and affairs of the Ursa pipeline systems. Decisions of the management committee require the vote of a majority interest meaning more than 50% among two or more members that are not affiliates or super majority interest meaning three or more members having among them 80% or more of the membership interests of all members or approval of all the Members.

The Ursa limited liability company agreement provides for cash distributions to the members on a quarterly basis as determined by the members who were record holders as of the record date in accordance with their respective membership interest. Under the Ursa limited liability company agreement, each member’s interest is subject to transfer restrictions, including that the transferee must have a net worth of $10,000,000 or greater than the net worth of the transferor on the date of the agreement or immediately prior to the date of transfer. Subject to certain exceptions, the Ursa limited liability company agreement provides that the company’s existence shall continue indefinitely unless dissolved earlier pursuant to the terms of the limited liability company agreement.

Customers.     Ursa maintains a set of well-established customers, including BP.

Contracts.     Ursa operates under a joint tariff with Mars Oil Pipeline Company, LLC.

KM Phoenix.

General.     KM Phoenix is a terminal system that consists of 13 refined products terminals located across the United States with approximately 8.9 million barrels of storage and associated infrastructure. The terminals are located within key product trading hubs and highly strategic markets that support BP’s refining, trading and marketing businesses. KM Phoenix has terminals located near key product trading hubs in New York, Chicago and San Francisco Bay area. KM Phoenix serves gasoline and diesel needs for New York, Chicago, San Francisco, St Louis, Atlanta, Baltimore, Indianapolis Cincinnati and Dayton, Ohio. KM Phoenix provides storage for production from BP’s three refineries. Seven of KM Phoenix’s terminals are supplied directly by BP’s refineries and four terminals are directly supplied from BP’s Whiting Refinery.

Ownership and Operatorship.     We own a 25.0% member interest in KM Phoenix and the remaining 75% is owned by an affiliate of Kinder Morgan. An affiliate of Kinder Morgan operated KM Phoenix since its formation in 2016. Under the KM Phoenix limited liability company agreement, KM Phoenix is managed by its managers that comprise a board that has full power and authority to manage the entire business and affairs of KM Phoenix. A quorum of the board requires attendance of managers comprising a super-majority or 85% or more of the membership interests which are not in default at such time. The consent of the board to take any action requires 51% or more of all membership interests which are not in default at the time such action is being taken. Some board actions require a super-majority consent of the board or 85% or more of all membership interests which are not in default at the time such actions are being taken.

The KM Phoenix limited liability company agreement provides for cash distributions to the members within 30 days following the end of each calendar quarter. All available cash for the previous calendar quarter is distributed in proportion to their respective membership interest. Under the KM Phoenix limited liability company agreement, each member’s interest is subject to transfer restrictions as outlined in the agreement. Subject to certain exceptions, the KM Phoenix limited liability company agreement provides that the company’s existence shall continue indefinitely unless dissolved earlier pursuant to the terms of the limited liability company agreement.

Customers.         KM Phoenix maintains a growing set of customers with BP being the primary customer.

Contracts.     KM Phoenix has a variety of different contracts for customers' storage and throughput needs.

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

Right of First Offer

We have entered into an omnibus agreement with BP Pipelines under which BP Pipelines granted us a ROFO, for a period ending on the earlier of (i) seven years after the IPO or (ii) the date on which BP Pipelines or its affiliates cease to control our general partner, to acquire BP Pipelines’ retained ownership interest in Mardi Gras and all of BP Pipelines’ interests in midstream pipeline systems and assets related thereto in the contiguous United States and offshore Gulf of Mexico that were owned by BP Pipelines at the closing of the IPO. In addition to BP Pipelines’ retained ownership interest in Mardi Gras, the assets subject to our ROFO include three crude oil and natural gas liquid pipeline systems with an aggregate gross length of approximately 1,550 miles and an aggregate gross capacity of approximately 1,800 kbpd and nine refined products pipeline systems with an aggregate gross length of approximately 1,940 miles and an aggregate gross capacity of approximately 620 kbpd, as of December 31, 2018.

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

BP’s portfolio of midstream assets consists of key infrastructure required to transport and/or store crude oil, natural gas, refined products and diluent for BP and third parties. BP Pipelines’ ownership interests in midstream assets in the U.S. include approximately 4,610 miles of crude oil, refined products, diluent and natural gas pipeline systems that transports approximately 2,070 kbpd to refineries, refined products terminals, connecting pipelines and natural gas processing plants. In addition, BP has substantial midstream assets across the globe that may be candidates for contribution to us in the future depending on strategic fit and tax and regulatory characteristics.

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

In addition, BP may also contract with our pipelines for transportation services for any production relating to future onshore developments and deepwater prospects that it develops. Although BP has granted us a ROFO on the Subject Assets, BP is not under any obligation; however, to sell us the Subject Assets or to offer to sell us any other assets, to pursue acquisitions jointly with us or contract with us for transportation services, and we are under no obligation to buy any additional assets from them, to pursue any joint acquisitions with them or offer them additional transportation services.

Payment of Administrative Fee and Reimbursement of Expenses

Under the omnibus agreement, we initially agreed to pay BP Pipelines an administrative fee of $13.3 million annually (payable in equal monthly installments), to reimburse BP Pipelines and its affiliates for the provision of certain general and administrative services for our benefit, including services related to the following areas: executive management services; financial management and administrative services (such as treasury and accounting); information technology services; legal services; health, safety and environmental services; land and real property management services; human resources services; procurement services; corporate engineering services; business development services; investor relations, communications and external affairs; insurance administration and tax related services.

Under this agreement, we initially agreed to also reimburse BP Pipelines and its affiliates for all other direct or allocated costs and expenses incurred by BP Pipelines in providing these services to us, including personnel costs related to the direct operation, management, maintenance and repair of the assets. This reimbursement is in addition to our reimbursement of our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations as required by our partnership agreement.

The fee was adjusted to $13.6 million per year, payable in equal monthly installments, beginning on January 1, 2019. Our general partner, in good faith, may adjust the administrative fee to reflect, among others, any change in the level or complexity of our operations, a change in the scope or cost of services provided to us, inflation or a change in law or other regulatory requirements, the contribution, acquisition or disposition of our assets or any material change in our operation activities.

Customers

BP is our primary customer. Total revenue from BP represented 97.6%, 98.0%, and 95.3% of our revenues in the years ended December 31, 2018, 2017 and 2016, respectively. BP’s volumes represented approximately 94.9%, 95.3% and 95.2% of the aggregate total volumes transported on the Wholly Owned Assets for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Competition

Our pipelines face competition from a variety of alternative transportation methods including rail, water borne movements including barging and shipping, trucking and other pipelines that service the same markets as our pipelines. Competition for BP2 and River Rouge common carrier pipelines is based primarily on connectivity to sources of supply and demand. Both of these lines are integral to the Whiting Refinery and there are a limited number of competitors providing similar services. For example, BP2 provides the primary supply of crude oil (including heavy crude) to the Whiting Refinery, and River Rouge is the sole source of refined products for three of the five third-party terminals along its route to the Detroit refined products market. We believe that Diamondback offers a unique level of service to our customers for diluent that moves to Canada on a third-party pipeline connected to the delivery point of Diamondback. However, Diamondback competes with one or more pipelines for Gulf Coast sourced diluent, including certain recently completed pipelines, which have direct connections in Manhattan, Illinois and which may develop additional access to Western Canadian producers in the future. Our terminals compete for throughput and storage opportunities in the geographic areas in which they operate.

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

Even though our offshore lines are supported by fee-based life-of-lease transportation agreements, our offshore pipeline compete for new production on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. The principal competition for our offshore pipeline includes other crude oil and natural gas pipeline systems as well as producers who may elect to build or utilize their own transportation assets, although the barrier to new entrants is high due to the cost and environmental permitting required. In addition, the ability of our offshore pipelines to access future reserves will be subject to our ability, or the producers’ ability, to fund the significant capital expenditures required to connect to the new production. In general, except for Mars, our offshore pipelines are not currently subject to regulatory rate-making authority, and the rates our offshore pipeline charges for services are dependent on market and economic conditions.

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

The rates shown in our tariffs have been established using a cost-of-service methodology, by settlement or contract negotiation, by indexing, or by a combination of these methods. If we used cost-of-service rate making to establish or support our rates on our different pipeline systems, the issue of the proper allowance for federal and state income taxes could arise. FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the PPI. The indexing methodology is applicable to existing rates, with the exclusion of market-

based rates. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 1.23%. Many existing pipelines, including BP2, River Rogue, Diamondback, and Mars, utilize the FERC oil index to change transportation rates annually every July 1.

On March 15, 2018, in a set of related issuances, FERC addressed treatment of federal income tax allowances in regulated entity rates. To the extent a regulated entity is permitted to include an income tax allowance in its cost-of-service, FERC directed entities to calculate the income tax allowance at the reduced 21% maximum corporate tax rate established by the Tax Cuts and Jobs Act. FERC also issued the Revised Policy Statement stating that it will no longer permit MLPs to recover an income tax allowance in their cost-of-service rates. FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that a pipeline organized as a MLP would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost-of-service and earning a return on equity calculated using the discounted cash flow methodology. Specifically with respect to oil and refined products pipelines subject to FERC jurisdiction, FERC requires the pipeline to reflect the impacts to their cost of service from the Revised Policy Statement and the Tax Cuts and Jobs Act on the Page 700 of FERC Form No. 6. This information will be used by FERC in its next five-year review of the oil pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Cuts and Jobs Act in the determination of indexed rates prospectively, effective July 1, 2021. FERC’s establishment of a just and reasonable rate, including the determination of the appropriate oil pipeline index, is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect FERC’s determination of the appropriate pipeline index. Accordingly, depending on FERC’s application of its indexing rate methodology for the next five-year term of index rates, the Revised Policy Statement and tax effects related to the Tax Cuts and Jobs Act may impact our revenues associated with any transportation services we may provide pursuant to cost-of-service based rates in the future, including indexed rates. While management continues to evaluate the Income Tax Allowance Order, we do not expect this to have a material impact on our tariffs or our cash available for distribution.

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

The FERC implements the OCSLA pertaining to transportation and pipeline issues, which requires that all pipelines operating on or across the outer continental shelf provide non-discriminatory transportation service. The Caesar, Cleopatra, Proteus, and portions of Endymion, Mars and Ursa pipelines are located in the Outer Continental Shelf and are subject to the non-discrimination requirements in the OCSLA.

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

Pipeline safety laws and regulations are subject to change over time. Changes in existing laws and regulations could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition. For example, PHMSA has announced that it anticipates the issuance of the Hazardous Liquids Pipelines Integrity Management final rule in 2019. The rule was originally released in 2017; however, the requirements for regulatory reduction put in place by the current administration delayed this rule from publication in the federal register and the rule coming into effect. Based on the rule released in 2017, the 2019 final rulemaking will likely address topics such as: inspections of pipelines following extreme weather events, periodic assessment of pipelines not currently subject to integrity management, repair criteria, expanded use of leak detection systems, increased use of in-line inspection tools and other requirements. PHMSA is also expected to propose significant revisions to its gas pipeline rules over the course of the next several years, including expanding requirements for risk assessments and maximum allowable operating pressure, expansion of integrity management requirements to previously non-regulation pipelines, and increased reporting obligations.

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

Mars, Ursa and the Mardi Gras Joint Ventures are operated in a similar manner by an affiliate of Shell. KM Phoenix's terminalling assets are operated in a similar manner by an affiliate of Kinder Morgan.

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

Indemnity Under the Omnibus Agreement.    Under the omnibus agreement, BP Pipelines will indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before October 30, 2017, subject to certain limitations. Indemnification for any unknown environmental liabilities will be limited to liabilities due to occurrences on or before October 30, 2017, which are identified prior to October 30, 2020, and will be subject to an aggregate deductible of $0.5 million before we are entitled to indemnification for losses incurred. Once we meet the deductible, BP Pipelines’ indemnity obligation for environmental claims that are unknown as of October 30, 2017 and litigation claims pending as of October 30, 2017 is capped at $15 million. Indemnification for known environmental liabilities identified in the omnibus agreement is not subject to a deductible; however, BP Pipelines' indemnity obligation for these identified environmental liabilities is capped at $25 million. We will not be indemnified for any spills or releases of hydrocarbons or hazardous materials at our facilities that occur after October 30, 2017, or for any other environmental liabilities resulting from our own operations. In addition, we initially agreed to indemnify BP Pipelines for losses arising out of, or associated with, the ownership, management or operation of the IPO Contributed Assets, whether related to the period before or after October 30, 2017 to the extent BP Pipelines is not required to indemnify us for such losses. Losses for which we will indemnify BP Pipelines pursuant to the omnibus agreement are not subject to a deductible before BP Pipelines is entitled to indemnification. There is no limit on the amount for which we will indemnify BP Pipelines under the omnibus agreement. As a result, we may incur such expenses in the future, which may be substantial.

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

The transportation of crude oil, natural gas, refined products and diluent over and adjacent to water involves risk and subjects us to the liability provisions of and certain regulations issued pursuant to OPA-90 and related state requirements. Among other requirements, OPA-90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. PHMSA and BSEE have promulgated regulations requiring such plans that apply to our onshore and offshore pipelines. With respect to statutory liability, in case of any such release, OPA-90 requires the responsible company to pay resulting removal costs and damages. OPA-90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil and hazardous substances could occur. OPA-90 applies joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist, they are limited. As such, a violation of the OPA-90 has the potential to adversely affect our operations.

Construction or maintenance of our pipelines may impact “waters of the United States.” In June 2015, the EPA and the Corps issued a new rule defining the scope of federal jurisdiction over such waters. The rule has been challenged in court on the grounds that it unlawfully expands the reach of Clean Water Act programs, and, in 2018, the EPA and Corps proposed a revised rule that potential reduces the scope of the 2015 rule. Several groups have already announced their intentions to challenge the proposed rule. Therefore, the scope of jurisdiction under the CWA is uncertain at this time. To the extent the rule is implemented or revised and expands the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. Regulatory requirements governing wetlands or river crossings (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

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

Seasonality

The crude oil, refined products and diluent transported in our pipelines and stored in our terminals are directly affected by the level of supply and demand for such commodities in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenue will be substantially mitigated through the use of our fee based long-term agreements with BP Products that include minimum volume commitments.

Title to Real Property Interests and Permits

While there are a limited number of fee-owned properties associated with certain of our pipeline assets, substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that may not have been subordinated to the right-of-way, ("ROW") grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some states and under some circumstances, we have the right to seek the use of eminent domain power to acquire rights-of-way and lands necessary for our common carrier pipelines.

Insurance

Our assets are either self-insured or insured with third parties for certain property damage, business interruption and third-party liabilities, and such coverage includes sudden and accidental pollution liabilities, in amounts which management believes are reasonable and appropriate, and excludes named windstorm coverage.

Employees

Our operations are conducted through, and our assets are owned by, various subsidiaries. However, neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring personnel or by obtaining services of personnel employed by BP, BP Pipelines or third parties, but we sometimes refer to these individuals, for drafting convenience only, in this Annual Report as our employees because they provide services directly to us. These operations personnel primarily provide services with respect to the assets we operate: BP2, River Rouge and Diamondback. Mars, Ursa and the Mardi Gras Joint Ventures are operated by an affiliate of Shell. KM Phoenix is operated by an affiliate of Kinder Morgan. Under the omnibus agreement we are required to reimburse BP for all costs attributable to operating personnel services. A portion of the operations personnel who provide services for our onshore assets are represented by labor unions. We consider our labor relations to be good and have not experienced any material work stoppages or other material labor disputes within the last five years.

Pipeline Control Operations

BP2, River Rouge, and Diamondback, which are operated by BP Pipelines' employees, are controlled from a central control center located in Tulsa, Oklahoma. The control center operates with a Supervisory Control and Data Acquisition (“SCADA”) system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and refined products, and provides for the remote-controlled shutdown of pump stations and valves on the pipeline system. A fully functional back-up operations center is also maintained and routinely operated throughout the year with the aim of ensuring safe, reliable, and compliant operations. Mars, Ursa and the Mardi Gras Joint Ventures are operated in a similar manner by an affiliate of Shell. The KM Phoenix storage and terminalling systems are operated by an affiliate of Kinder Morgan.

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

The amount of cash available for distribution we must generate to support the payment for four quarters of minimum quarterly distributions on our common and subordinated units, outstanding as of December 31, 2018, is approximately $110.0 million (or an average of approximately $27.5 million per quarter). However, we may not generate sufficient cash flows each quarter to enable us to pay minimum quarterly distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, our throughput volumes, tariff rates and fees and prevailing economic conditions. In addition, the actual amount of cash flows we generate will also depend on other factors, some of which are beyond our control, including:

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to BP Pipelines and its affiliates with respect to those expenses;

•	the amount and timing of capital expenditures and acquisitions we make;

•	our debt service requirements and other liabilities, and restrictions contained in our debt agreements;

•	fluctuations in our working capital needs;

•	decisions made by BP with respect to the levels of production at its refineries that we serve and its obligations under our commercial agreements;

•	our entitlements to payments associated with the minimum volume commitments under our commercial agreements with BP Products;

•	the amount of cash distributed to us by the entities in which we own a non-controlling interest; and

•	the amount of cash reserves established by our general partner.

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

We own a (i) 28.5% interest in Mars, a joint venture with certain affiliates of Shell that is operated by an affiliate of Shell, (ii) a 65% managing member interest in Mardi Gras, which owns a 56% ownership interest in Caesar, a 53% interest in Cleopatra, a 65% interest in Proteus and a 65% interest in Endymion, each of which is operated by an affiliate of Shell, (iii) 22.7% interest in Ursa, a joint venture with certain affiliates of Shell that is operated by an affiliate of Shell, and (iv) a 25% interest in KM Phoenix Holdings, a joint venture with certain affiliates of Kinder Morgan that is operated by an affiliate of Kinder Morgan. Through our managing member interest in Mardi Gras, we have the right to vote Mardi Gras’ interest in the Mardi Gras Joint Ventures. As we do not operate the assets owned by these joint ventures, our control over their operations is limited by provisions of the agreements we have entered into with our joint venture partners and by our percentage ownership in such joint ventures. Our ability to make distributions to our unitholders depends on the performance of these joint ventures and their ability to distribute funds to us. More specifically:

•	We do not control or operate Mars, Ursa, KM Phoenix or the Mardi Gras Joint Ventures and as a result, we only have limited ability to influence the business decisions of such joint venture entities.

•
We do not directly control the amount of cash distributed by Mars, Ursa, KM Phoenix or any of the Mardi Gras Joint Ventures. We only influence the amount of cash distributed through our voting rights over the cash reserves made by such joint venture entities.

•	We do not have the ability to unilaterally require Mars, Ursa, KM Phoenix or any of the Mardi Gras Joint Ventures to make capital expenditures.

•
Our joint ventures may require us to make additional capital contributions to fund operating and maintenance expenses and maintenance capital expenditures, as well as to fund expansion capital expenditures, which would reduce the amount of cash otherwise available for distribution by us or require us to incur additional indebtedness.

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

Our profitability and cash flow are dependent on our ability to maintain the current volumes of crude oil, natural gas, refined products and diluent that we transport. A decision by BP Products not to enter into new minimum volume commitment agreements following their respective terms, or a decision by BP or another shipper to substantially reduce or cease to ship volumes of crude oil, refined products or diluent on our pipelines could cause a significant decline in our revenues. For example, we recognized approximately $7.9 million of deficiency revenue under the throughput and deficiency agreements with BP Products with respect to BP2 and Diamondback for the year ended December 31, 2018. If volumes on BP2 and Diamondback do not improve or we do not enter into new minimum volume commitment agreements after their expiration, our results will be adversely impacted. Additionally, our minimum volume commitment agreements only support our onshore operations. These agreements terminate at the expiration of their respective terms, and may be terminated earlier under certain specified circumstances, and BP Products is under no obligation to enter into new minimum volume commitment agreements. Please read “Business-Our Commercial Agreements with BP-Minimum Volume Commitment Agreements.”

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

Because we do not own these third-party pipelines, production platforms, refineries, caverns or facilities, their continuing operation is not within our control. For example, production platforms in the offshore Gulf of Mexico may be required to be shut in by the BSEE of the DOI following incidents such as loss of well control. If these or any other pipeline or terminal connection were to become unavailable for current or future volumes of crude oil, refined products or diluent due to repairs, damage to the facility, lack of capacity, shut in by regulators or any other reason, or if caverns to which we connect have cracks, leaks or leaching or require shut-in due to changes in law, our ability to operate efficiently and continue shipping crude oil, natural gas, refined products or diluent to major demand centers could be restricted, thereby reducing revenue. As an additional example, the volumes of crude oil that we transport on our BP2 system and refined products and diluent that we distribute on our River Rouge and Diamondback systems depend substantially on the economics of available crude supply for the Whiting Refinery and the economics for refined products and diluent demand in the markets that the pipelines serve. These economics are affected by numerous factors beyond our control. Ongoing maintenance at the Whiting Refinery and apportionment on a third-party pipeline caused lower throughput on our BP2 system in the fourth quarter of 2018. Volumes are also affected by turnarounds and corridor shutdowns due to tie-ins, among other things.

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

Substantially all of the volumes that we transport through our onshore pipelines are directly or indirectly dependent on the ongoing operation of the Whiting Refinery. For the year ended December 31, 2018, 100% of the volumes that we transported on BP2 and River Rouge were delivered to, or originated from the Whiting Refinery and some of the diluent that Diamondback transported from BP’s Black Oak Junction originated at the Whiting Refinery. Accordingly, any material decrease in the utilization of and/or demand for refined products or diluent from the Whiting Refinery could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined products and diluent in the United States. These factors include:

•	increased fuel efficiency standards for vehicles;

•	more stringent refined products specifications;

•	new or changing renewable fuels standards;

•	availability of alternative energy sources;

•	potential and enacted climate change legislation; and

•	increased refining capacity or decreased refining capacity utilization.

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

In addition, refineries generally schedule significant turnarounds periodically, with additional, less significant turnarounds experienced as needed. The Whiting Refinery commenced a significant turnaround during the second half of 2018. Turnarounds at the Whiting Refinery involve numerous risks and uncertainties. These risks include delays and incurrence of additional and unforeseen costs. The turnarounds allow BP to perform maintenance, upgrades, overhaul and repair of process equipment and materials, during which time a portion of the Whiting Refinery will be under scheduled downtime resulting in a reduced service on our onshore pipelines and as a result, we will generate reduced revenue from the pipelines impacted by such downtime. Further, due to our lack of diversification in assets and geographic location, an adverse development at the Whiting Refinery could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations.

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

We are dependent on BP for a substantial majority of the crude oil, natural gas, refined products and diluent that we transport. Total revenue from BP represented 97.6%, 98.0% and 95.3% of our revenues for the years ended December 31, 2018, 2017 and 2016, respectively. BP is also a material customer of Mars, Ursa, KM Phoenix and each of the Mardi Gras Joint Ventures. BP’s volumes represented approximately 94.9%, 95.3% and 95.2% of the aggregate total volumes transported on the Wholly Owned Assets for the years ended December 31, 2018, 2017 and 2016, respectively. BP’s volumes represented approximately 51.1% of the aggregate total pipeline volumes transported on the Wholly Owned Assets, Mars, Ursa and the Mardi Gras Joint Ventures combined for the year ended December 31, 2018. It is likely that we will continue to derive a significant portion of our revenue from BP. Therefore, any event, whether in our area of operations or otherwise, that adversely affects BP’s production, financial condition, leverage, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the business risks of BP, some of which are the following:

•
the volatility of natural gas, NGL and oil prices, which could have a negative effect on the value of BP’s oil and natural gas properties, its drilling programs or its ability to finance its operations;

•	the availability of capital on an economic basis to fund BP’s exploration and development activities;

•	BP’s ability to replace reserves, sustain production and begin production on certain leases that may otherwise expire;

•	uncertainties inherent in estimating quantities of natural gas and oil reserves and projecting future rates of production;
BP’s drilling and operating risks, including potential environmental liabilities;

•	transportation capacity constraints and interruptions;
adverse effects of governmental and environmental regulation; and

•	losses from pending or future litigation.

Additionally, BP may suffer a decrease in production volumes in the areas serviced by us and is not obligated to use our services with respect to volumes of crude oil, refined products or diluent in excess of the minimum volume commitments under its commercial agreements with us. Please read “Business-Our Commercial Agreements with BP-Minimum Volume Commitment Agreements.” The loss of a significant portion of the volumes supplied or shipped by BP would result in a material decline in our revenues and our cash available for distribution. For example, we recognized approximately $7.9 million of deficiency revenue under the throughput and deficiency agreements with BP Products for the year ended December 31, 2018. If volumes on BP2 and Diamondback do not improve or we do not enter into new minimum volume commitment agreements after their expiration, our results will be adversely impacted. In addition, BP may determine in the future that drilling activity in other areas of operation is strategically more attractive. A shift in our customers’ focus away from our areas of operation could result in reduced throughput on our systems and a material decline in our revenues. For example, a further decline in production at the Whiting Refinery could materially reduce the volume of refined products transported on BP2 and, if such a decline were to occur or continue during a time at which we did not have a commercial agreement with respect to BP2 requiring BP to pay us a fee upon failing to satisfy minimum volume commitments, such a decline could result in a significant reduction in revenues that could have a material adverse effect on our results of operations.

Hurricanes and other severe weather conditions, natural disasters or other adverse events or conditions could damage our pipeline systems or disrupt the operations of our customers, which could adversely affect our operations and financial condition.

The operations of Mars, Ursa, Caesar, Proteus and Endymion, our offshore crude oil pipeline systems, and Cleopatra, our offshore natural gas pipeline, could be impacted by severe weather conditions or natural disasters, including hurricanes, or other adverse events or conditions. Any such event could cause a serious business disruption or serious damage to our pipeline systems, which could affect such systems’ ability to transport crude oil and natural gas.

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

Our assets are either self-insured or insured with third parties for certain property damage, business interruption and third-party liabilities, and such coverage includes sudden and accidental pollution liabilities. We are insured under certain of BP’s corporate insurance policies and losses would be subject to the shared deductibles and limits under those policies.

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

We do not own all of the land on which our pipelines are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases, licenses or ROWs or if such leases, licenses or rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Our failure to have or loss of any of these rights, through our inability to renew leases, ROW contracts or otherwise, or inability to obtain leases, licenses or ROWs at reasonable costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

These requirements are subject to change over time as a result of new pipeline safety laws and additional regulatory actions. For example, in June 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the “2016 Pipeline Safety Act”) was adopted, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain regulatory actions required under the 2011 Pipeline Safety Act. To date, PHMSA has completed 47 of approximately 62 rulemaking mandates imposed under the 2016 and 2011 Pipeline Safety Acts. PHMSA is also expected to finalize new integrity management and reporting requirements for hazardous liquids pipelines in 2019, and also separate similar rulemakings for natural gas pipelines in the coming years. PHMSA is also expected to propose automatic shut-off and remote-controlled valve requirements related to pipeline ruptures in 2019. In addition, Congress must reauthorize PHMSA in 2019, and it is possible that any reauthorization legislation will contain new regulatory mandates for PHMSA. Changes in existing laws and regulations could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition. Our actual compliance implementation costs may also be affected by industry-wide demand for the associated contractors and service providers.

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

We provide both interstate and intrastate transportation services for refined products, diluent and crude oil. Our regulated pipelines are required to provide reasonable service to any shipper similarly situated to an existing shipper that requests transportation services on our pipelines.

Mars, BP2, Diamondback, and River Rouge pipelines provide interstate transportation services that are subject to regulation by FERC under the Interstate Commerce Act ("ICA"), and Endymion could be subject to intrastate or FERC jurisdiction under certain circumstances in the future. FERC uses prescribed rate methodologies for developing and changing regulated rates for interstate pipelines, including price-indexing with inflation. The indexing method allows a pipeline to increase its rates based on a percentage change in the Producer's Price Index for Finished Goods ("PPI-FG") plus a FERC determined adder and is not based on pipeline-specific costs. If the index falls, we will be required to reduce our rates that are based on the FERC’s price indexing methodology if they exceed the new maximum available ceiling rate. However, changes in the index might not be large enough to fully reflect actual increases in our costs. If FERC changes its rate-making methodologies, the new methodologies may result in tariffs that generate lower revenues and cash flows. The FERC’s rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flows. Effective January 2018, the Tax Cuts and Jobs Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. The Revised Policy Statement requires the reduced maximum corporate tax rate allowance that can be reflected in initial oil cost-of-service rates, future cost-of-service rate changes, and in future filings of Page 700 of FERC Form No. 6. FERC will consider the information provided by pipelines in Page 700 of FERC Form No. in its 2020 five-year review of the oil pipeline index level. Please read "Business-FERC and Common Carrier Regulations." Furthermore, on October 20, 2016, FERC issued an ANOPR regarding Revisions to Indexing Policies and Page 700 of FERC Form No. 6. If final rules are implemented as proposed in the ANOPR, then FERC would implement new tests for whether our pipelines providing service subject to FERC tariffs could increase rates in accordance with the FERC index in a given year and the new tests could restrict our ability to increase our rates as a result.

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

Caesar provides transportation services that are subject to regulation by FERC pursuant to OCSLA, which includes a duty to provide open and non-discriminatory access on the Caesar facilities. Shippers or other entities may protest the terms or conditions of Caesar’s transportation services as being inconsistent with the open access and non-discrimination requirements of OCSLA. If FERC grants such a protest, Caesar may be required to modify the terms or conditions of Ceasar’s transportation services, which could adversely affect our revenue and our ability to make distributions to our unitholders.

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

Approved tariffs do not, however, prevent any other new or prospective shipper, FERC or a state agency from challenging our tariff rates or our terms and conditions of service. Shippers can contest existing rates or terms at any time but must provide the burden of proof supporting their complaint of rates, rules, or discriminatory behavior.

Further, the FERC’s and state agencies’ actions are subject to court challenge, which may have broader implications for other regulated pipelines. FERC’s indexing methodology is applicable to existing rates, with the exclusion of market-based rates. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 1.23%. Many existing pipelines, including BP2, Diamondback, and Mars, utilize the FERC oil index to change transportation rates annually every July 1.

On March 15, 2018, in a set of related issuances, FERC addressed treatment of federal income tax allowances in regulated entity rates. To the extent a regulated entity is permitted to include an income tax allowance in its cost-of-service, FERC directed entities to calculate the income tax allowance at the reduced 21% maximum corporate tax rate established by the Tax Cuts and Jobs Act. FERC also issued the Revised Policy Statement stating that it will no longer permit MLPs to recover an income tax allowance in their cost-of-service rates. FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that a pipeline organized as a MLP would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost-of-service and earning a return on equity calculated using the discounted cash flow methodology. Specifically with respect to oil and refined products pipelines subject to FERC jurisdiction, FERC requires the pipeline to reflect the impacts to their cost of service from the Revised Policy Statement and the Tax Cuts and Jobs Act on the Page 700 of FERC Form No. 6. This information will be used by FERC in its next five-year review of the oil pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Cuts and Jobs Act in the determination of indexed rates prospectively, effective July 1, 2021. FERC’s establishment of a just and reasonable rate, including the determination of the appropriate oil pipeline index, is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect FERC’s determination of the appropriate pipeline index. Accordingly, depending on FERC’s application of its indexing rate methodology for the next five-year term of index rates, the Revised Policy Statement and tax effects related to the Tax Cuts and Jobs Act may impact our revenues associated with any transportation services we may provide pursuant to both cost-of-service based rates in the future and indexed rates.

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

On BP2, we do not take physical possession of the allowance oil as a result of our services, due to lack of storage associated with this asset. Accordingly, on BP2, we settle allowance oil receivables monthly at prices reflective of the current market conditions. Allowance oil revenue accounted for 7.5%, 8.0%, and 5.3% of our total revenue in 2018, 2017 and 2016, respectively.

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

Our assets include partial ownership interests in Mars, Ursa, KM Phoenix and Mardi Gras, as well as wholly owned pipelines. If a sufficient amount of our assets, or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we may have to register as an “investment company” under the Investment Company Act, claim an exemption, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights. Registering as an “investment company” could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, and require us to add additional directors who are independent of us or our affiliates. The occurrence of some of these events would adversely affect the price of our common units and could have a material adverse effect on our business.

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

In addition, we may compete directly with BP Pipelines and entities in which it has an interest for acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us. Please read “BP Pipelines and other affiliates of our general partner may compete with us.”

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

Pursuant to our partnership agreement, we will reimburse our general partner and its affiliates, including BP Pipelines, for costs and expenses they incur and payments they make on our behalf. Pursuant to the omnibus agreement, we pay BP Pipelines a fee equal to $13.3 million per year, payable in equal monthly installments, for general and administrative services, and, in addition, to reimburse personnel and other costs related to the direct operation, management and maintenance of the assets. The fee will be adjusted to $13.6 million per year, payable in equal monthly installments, beginning on January 1, 2019. Our general partner, in good faith, may adjust the administrative fee to reflect, among others, any change in the level or complexity of our operations, a change in the scope or cost of services provided to us, inflation or a change in law or other regulatory requirements, the contribution, acquisition or disposition of our assets or any material change in our operation activities. In addition, pursuant to the omnibus agreement, we will reimburse our general partner for payments to BP Pipelines and its affiliates for other expenses incurred by BP Pipelines and its affiliates on our behalf to the extent the fees relating to such services are not included in the general and administrative services fee. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees to our general partner and its affiliates will reduce our cash available for distribution. There is no limit on the fee and expense reimbursements that we may be required to pay to our general partner and its affiliates. Please read “Omnibus Agreement” in Part III, Item 13.

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

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. Our general partner may not be removed except for cause by a vote of the holders of at least 66 2/3% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. BP Holdco owns an aggregate of 54.4% of our common and subordinated units as of February 27, 2019.

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

If at any time our general partner and its affiliates own more than 80% of the outstanding common units, our general partner, its affiliates or we will have the right, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 27, 2019, BP Holdco owned 8.7% of our common units and all of our subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), BP Holdco will own 54.4% of our common units.

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

As of February 27, 2019, we have 52,384,003 common units and 52,375,535 subordinated units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Sales by BP Holdco or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to BP Holdco. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold. Alternatively, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by BP Holdco.

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

Our partnership agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which would limit our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees. Our partnership agreement also provides that any unitholder bringing an unsuccessful action will be obligated to reimburse us for any costs we have incurred in connection with such unsuccessful action.

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

If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease its tax basis in such unitholder’s common units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to a unitholder if it sells such units at a price greater than its tax basis in those units, even if the price such unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its units, a unitholder may incur a tax liability in excess of the amount of cash they receive from the sale.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

From time to time, we are party to ongoing legal proceedings in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity. In addition, pursuant to the terms of the various agreements under which we acquired assets from BP since the IPO, BP will indemnify us for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of the acquired assets prior to our acquisition of those assets.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Partnership's Common Equity

On October 26, 2017, our common units began trading on the NYSE under the symbol “BPMP”. At the close of business on February 1, 2019, there were three unitholders of record of the Partnership's common and subordinated units.

Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during the quarter or fiscal year ended December 31, 2018 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Market Repurchases

None.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 26, 2017, the Board of Directors for our general partner adopted the BP Midstream Partners LP 2017 LTIP, which permits the issuance of up to 5,502,271 common units. Phantom unit grants have been made to three of the independent directors of our general partner under the LTIP. See Item 8. Financial Statements and Supplementary Data - Note 15. Unit-Based Compensation. See Item 12. Security Ownership of Certain Beneficial Owners and Management for information regarding our equity compensation plan as of December 31, 2018.

Distributions

Cash Distribution Policy

Our partnership agreement provides that our general partner will make a determination as to whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or in any amount. Pursuant to our cash distribution policy, within 60 days after the end of each quarter, we intend to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.2625 per unit, or $1.05 on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to make any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement. Please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity-Revolving Credit Facility for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to make distributions. Please see Part I, Item 1A. Risk Factors for further detail regarding other potential restrictions on our ability to make distributions.

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

Item 6. SELECTED FINANCIAL DATA

For periods prior to the completion of the IPO on October 30, 2017, the following selected financial data consisted of the combined operations of our Predecessor. All financial information presented for periods after the IPO represents the consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•
The selected statements of operations data for the year ended December 31, 2018 consists of the consolidated results of the Partnership. The selected statement of operations data for the year ended December 31, 2017 consists of the consolidated results of the Partnership for the period from October 30, 2017 through December 31, 2017 and of the combined results of our Predecessor for the period from January 1, 2017 through October 29, 2017. The selected statements of operations data for the years ended December 31, 2016 and 2015 consists entirely of the combined results of our Predecessor.

•
The selected balance sheet data at December 31, 2018 and 2017 consists of the consolidated balances of the Partnership, while the selected balance sheet data at December 31, 2016 and 2015 consist of the combined balances of our Predecessor.

Please read the selected financial data presented below in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data included in this report.

	Years Ended December 31,
	2018	2017	2016	2015
(in thousands of dollars, unless otherwise indicated)
Consolidated Statement of Operations Data
Total revenue	$116,439	$108,151	$103,003	$106,778
Total costs and expenses	41,081	31,691	28,188	29,286
Operating income	75,358	76,460	74,815	77,492
Income from equity method investments	94,361	17,916	—	—
Net income	165,676	68,976	45,870	46,742
Net income attributable to the Partnership subsequent to the IPO	133,057	21,775	*	*
Per Unit Data
Net income attributable to the Partnership per limited partner unit - basic and diluted (in dollars):
Common units	$1.27	$0.21	*	*
Subordinated units	$1.27	$0.21	*	*
Distributions per limited partner unit (in dollars):
Common units	$1.1330	$0.1798	*	*
Subordinated units	$1.1330	$0.1798	*	*
Consolidated Balance Sheet Data
Cash and cash equivalents	$56,970	$32,694	$—	$—
Property, plant and equipment, net	68,580	69,488	71,235	69,852
Total assets	693,203	605,658	87,586	86,047
Short-term debt	—	15,000	—	—
Long-term debt	468,000	—	—	—
Total equity	210,852	580,855	73,942	74,258
* Information is not applicable for the periods prior to the IPO.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise indicates, all references to “we,” “our,” “us,” “Wholly Owned Assets,” “Predecessor,” or similar expressions for time periods prior to the initial public offering (the "IPO") refer to BP Midstream Partners LP Predecessor, our predecessor for accounting purposes. For time periods subsequent to the IPO, “we,” “our,” “us,” or similar expressions refer to the legal entity BP Midstream Partners LP (the "Partnership"). The term “our Parent” refers to BP Pipelines (North America), Inc. (“BP Pipelines”), any entity that wholly owns BP Pipelines, indirectly or directly, including BP America Inc. and BP p.l.c. (“BP”), and any entity that is wholly owned by the aforementioned entities, excluding BP Midstream Partners LP Predecessor and the Partnership.

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

•	A 65% managing member interest in Mardi Gras, which holds the following investments in joint ventures:

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

•
A 65% ownership interest in Endymion which owns an approximately 90 mile crude oil pipeline system that originates downstream of Proteus and provides transportation for multiple oil producers in the eastern Gulf of Mexico.

•
A 22.7% ownership interest in Ursa, which owns approximately 47 miles of pipeline provides gathering and transportation extending from the URSA Tension Leg Platform at Mississippi Canyon Block 809 to a connection with the Mars Oil Pipeline System at West Delta Block 143.

•	A 25% ownership interest in KM Phoenix, which owns 13 refined products terminals located across the United States with approximately 8.9 million barrels of storage and associated infrastructure.

Initial Public Offering

On October 30, 2017, the Partnership completed the IPO of 42,500,000 common units representing limited partner interests at a price to the public of $18.00 per unit. Subsequent to the IPO, the underwriters partially exercised their over-allotment option and purchased 5,294,358 additional common units at $18.00 per unit. A total of 47,794,358 common units were issued to the public unitholders in the IPO. The Partnership received net proceeds of $814.7 million from the sale of 47,794,358 common unit in the IPO, after deducting underwriting discounts and commissions, structuring fees and other offering expenses, which was used to fund a cash distribution to BP Pipelines as described below. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by the Partnership with the Securities and Exchange Commission ("SEC") and was declared effective on October 25, 2017. On October 26, 2017, the Partnership's common units began trading on the New York Stock Exchange ("NYSE") under the symbol “BPMP”.

In connection with the IPO, BP Pipelines contributed the following interests to the Partnership:

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

In exchange for its contribution of such interests to the Partnership, BP Pipelines, through its wholly owned subsidiary, BP Midstream Partners Holdings LLC (“BP Holdco”), and through BP Holdco’s wholly owned subsidiary, BP Midstream Partners GP LLC (the “General Partner”), received:

•	4,581,177 common units and 52,375,535 subordinated units, representing an aggregate 54.4% limited partner interest;

•	all of the non-economic general partner interest and our incentive distribution rights; and

•	a cash distribution of $814.7 million, of which $814.4 million was paid as of December 31, 2017 and the remainder was paid as of December 31, 2018.

Recent Acquisition of Equity Interests

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines, we completed the acquisition of:

•	(i) an additional 45.0% interest in Mardi Gras, from BP Pipelines,

•	(ii) a 25.0% interest in KM Phoenix Holdings LLC, a Delaware limited liability company, from BP Products, and

•	(iii) a 22.7% interest in URSA Oil Pipeline Company LLC, a Delaware limited liability company, from BP Offshore.

These assets were acquired in exchange for aggregate consideration of $468 million funded with borrowings under our revolving credit facility. The purchase was accounted for as a transaction between entities under common control; as a result, we recognized the acquired assets at their historical carrying value.

How We Generate Revenue

Onshore Assets

We generate revenue on our onshore pipeline assets through published tariffs (regulated by the Federal Energy Regulatory Commission ("FERC")) applied to volumes moved and some on contracted rates applied to volumes moved.

We have entered into a throughput and deficiency agreement with our affiliate BP Products North America, Inc. (“BP Products”), an indirect wholly owned subsidiary of BP, for transporting diluent on the Diamondback pipeline under a joint tariff agreement with a third-party carrier. This agreement contains a minimum volume requirement, under which BP Products has committed to pay us an incentive rate for a fixed minimum volume during the twelve-month running period from July 1, 2017 and each successive twelve-month period thereafter through June 30, 2020, whether or not such volumes are physically shipped through Diamondback.

We have entered into additional throughput and deficiency agreements with BP Products for each of our three wholly owned pipeline systems at BP2, River Rouge and Diamondback. Under these fee-based agreements, we provide transportation services to BP Products, in exchange for BP Products’ commitment to pay us the applicable tariff rates for the minimum monthly volumes, whether or not such volumes are physically shipped by BP Products through our pipelines. BP Products is allowed to make up for the monthly deficiency within the same calendar year during the initial term ending December 31, 2020. Adjustment to the monthly deficiency payments remitted to us by BP Products, if any, is determined at the end of each calendar year based on the actual volume transported during such period.

KM Phoenix has terminals located across the United States within key product trading hubs and highly strategic markets that support BP’s refining, trading and marketing businesses. KM Phoenix has terminals located near key product trading hubs in New York, Chicago and San Francisco Bay area. KM Phoenix serves gasoline and diesel needs for New York, Chicago, San Francisco, St Louis, Atlanta, Baltimore, Indianapolis Cincinnati and Dayton, Ohio. KM Phoenix provides storage for production from BP’s three refineries. Seven of KM Phoenix’s terminals are supplied directly by BP’s refineries and four terminals are directly supplied from BP’s Whiting Refinery. KM Phoenix generates revenue primarily from truck rack throughput, tank leasing, butane blending and pipeline transshipments.

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

Ursa is a crude oil gathering pipeline system that provides gathering and transportation services extending from the URSA Tension Leg Platform at Mississippi Canyon Block 809 to a connection with the Mars Oil Pipeline System at West Delta Block 143. From West Delta Block 143 oil is transported to Chevron’s Fourchon terminal and LOOP’s Clovelly terminal.

Fixed Loss Allowance and Inventory Management Fees

The tariffs applicable to BP2 and Mars include a fixed loss allowance (“FLA”). An FLA factor per barrel, a fixed percentage, is a separate fee under the crude oil tariffs to cover evaporation, crude viscosity, temperature differences and other losses in transit. As crude oil is transported, we earn additional income based on the applicable FLA factor and the volume transported by the customer and the applicable prices. Under the tariff applicable to BP2 and Mars, allowance oil related revenue is recognized using the average market price for the relevant type of crude oil during the month the product is transported.

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

Storage Utilization

Storage utilization is a metric that we use to evaluate the performance of our storage and terminalling assets. We define storage utilization as the percentage of the contracted capacity in barrels compared to the design capacity of the tank.

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

Total Maintenance Spend

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding our total maintenance requirements. Total Maintenance Spend for the years ended December 31, 2018, 2017 and 2016, is shown in the table below:

	Years Ended December 31,
	2018	2017	2016
	(in thousands of dollars)
Wholly Owned Assets
Maintenance expenses	$2,737	$4,898	$2,918
Maintenance capital expenditures	1,604	2,257	3,402
Total Wholly Owned Assets	$4,341	$7,155	$6,320
Pipeline Joint Ventures (1)
Maintenance expenses	$2,317	333	*
Maintenance capital expenditures, net (2)	263	48	*
Total Pipeline Joint Ventures	$2,580	381	*
Total Maintenance Spend	$6,921	$7,536	$6,320

* Information is not applicable for the periods prior to the IPO.
(1) Reflects the allocable portion of the maintenance expenses, maintenance capital expenditures and Total Maintenance Spend, as applicable to our ownership interest in Mars, Ursa and Mardi Gras. The maintenance expenses, maintenance capital expenditures and Total Maintenance Spend for Mars and Mardi Gras is shown for the post-IPO period from 2017 and for the full year of 2018; amounts for Ursa are for October 1, 2018 through December 31, 2018.

(2) Excludes the Appomattox capital project on Proteus that is fully reimbursable to the joint venture.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations subsequent to the IPO are not comparable to our Predecessor’s historical results of operations for the reasons described below:

Revenues

Prior to July 1, 2017, our Predecessor did not have agreements that contained minimum volume commitments. As of July 1, 2017, we entered into a throughput and deficiency agreement with BP Products for transporting diluent on Diamondback under a joint tariff agreement with a third-party carrier that contains minimum volume requirements.  In connection with the IPO, we entered into additional throughput and deficiency agreements that contain minimum volume requirements with BP Products for each of our three Wholly Owned Assets. See Note 9 - Related Party Transactions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further details.

Contributions and Acquisitions of Interests in Investments

Prior to the IPO, BP Pipelines contributed to us 28.5% ownership interest in Mars and 20% managing member interest in Mardi Gras. We control and consolidate Mardi Gras via an agreement between us and our Parent, under which we have the right to vote 100% of Mardi Gras’ ownership interests in each of the Mardi Gras Joint Ventures. Historical Predecessor results of operations consist of only the Wholly Owned Assets.

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines, we completed the acquisition of:

•	(i) an additional 45.0% interest in Mardi Gras, from BP Pipelines,

•	(ii) a 25.0% interest in KM Phoenix Holdings LLC, a Delaware limited liability company, from BP Products, and

•	(iii) a 22.7% interest in URSA Oil Pipeline Company LLC, a Delaware limited liability company, from BP Offshore.

Expenses

Our Predecessor’s operating and general and administrative expenses included direct charges for the management and operations of our assets and certain general corporate overhead, shared services and operating services allocated to us by BP Pipelines through October 29, 2017. These allocated expenses included but were not limited to finance, accounting, treasury, legal, information technology, human resources, shared services, government affairs, insurance, health, safety, security, employee benefits, incentives, severance and environmental functional support. These expenses were charged or allocated to our Wholly Owned Assets based on the nature of the expenses.

Subsequent to the IPO, BP Pipelines charges us a combination of fixed and reimbursable charges for administrative and operating services under our omnibus agreement. We pay an annual fee of $13.3 million, to BP Pipelines for general and administrative services. The fee will be adjusted to $13.6 million per year, payable in equal monthly installments, beginning on January 1, 2019. The administrative fee is structured to support all of our onshore and offshore assets, while the expenses allocated to the Predecessor only covered the Wholly Owned Assets.

We incur incremental general and administrative expenses attributable to being a publicly traded partnership. Such expenses include but are not limited to expenses associated with periodic reporting with the SEC, tax return and Schedule K-1 preparation and distribution, NYSE listing, independent auditor fees, legal fees, investor relations expenses, transfer agent and registrar fees, outside director fees and compensation expense associated with the long-term incentive plan.

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

Further, the volumes of crude oil that we transport on our BP2 system and refined products and diluent that we distribute on our River Rouge and Diamondback systems depend substantially on the economics of available crude supply for the Whiting Refinery and the economics for refined products and diluent demand in the markets that the pipelines serve. These economics are affected by numerous factors beyond our control. In addition, events such as ongoing maintenance at the Whiting Refinery and apportionment on a third-party pipeline caused lower throughput on our BP2 system in the fourth quarter of 2018. Volumes are also affected by turnarounds and corridor shutdowns due to tie-ins, among other things.

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

Customers

BP is our primary customer. Total revenue from BP represented 97.6%, 98.0%, and 95.3% of our revenues in the years ended December 31, 2018, 2017 and 2016, respectively. BP’s volumes represented approximately 94.9%, 95.3% and 95.2% of the aggregate total volumes transported on the Wholly Owned Assets for the years ended December 31, 2018, 2017 and 2016, respectively.

In addition, we transport and store crude oil, natural gas and diluent for a mix of third-party customers, including crude oil producers, refiners, marketers and traders, and our assets are connected to other crude oil, natural gas and diluent pipeline systems. In addition to serving directly connected Midwestern U.S. and Gulf Coast markets, our pipelines have access to customers in various regions of the United States and Canada through interconnections with other major pipelines. Our customers use our transportation and terminalling services for a variety of reasons. Producers of crude oil require the ability to deliver their product to market and frequently enter into firm transportation contracts to ensure that they will have sufficient capacity available to deliver their product to delivery points with greatest market liquidity. Marketers and traders generate income from buying and selling crude oil, natural gas, refined products and diluent to capitalize on price differentials over time or between markets. Our customer mix can vary over time and largely depends on the crude oil, natural gas, refined products and diluent supply and demand dynamics in our markets.

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

Results of Operations

The following tables and discussion contain a summary of our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. For periods prior to the our IPO, all financial data included in this section of the report reflect the results of our Predecessor for accounting purposes. For the period subsequent to the IPO (i.e., October 30, 2017 through December 31, 2017), the financial data reflect the results of the Partnership.

	Years Ended December 31,
	2018	2017	2016
	(in thousands of dollars)
Revenue	$116,439	$108,151	$103,003
Costs and expenses
Operating expenses	16,549	16,167	14,141
Maintenance expenses	2,737	4,898	2,918
Gain from disposition of property, plant and equipment	—	(5)	—
General and administrative	18,654	7,565	8,159
Depreciation	2,658	2,673	2,604
Property and other taxes	483	393	366
Total costs and expenses	41,081	31,691	28,188
Operating income	75,358	76,460	74,815
Income from equity method investments	94,361	17,916	—
Other income (loss)	—	25	520
Interest expense, net	4,043	107	—
Income tax expense	—	25,318	29,465
Net income	$165,676	$68,976	$45,870
Less: Predecessor net income prior to the IPO on October 30, 2017	—	39,102
Net income subsequent to the IPO	165,676	29,874
Less: Net income attributable to non-controlling interests	32,619	8,099
Net income attributable to the Partnership subsequent to the IPO	$133,057	$21,775
Adjusted EBITDA(1)	$195,820	$109,058	$77,939
Adjusted EBITDA attributable to the Partnership(1)	$149,408	$23,490	*
* Information is not applicable for the periods prior to the IPO.
(1) See reconciliations of these Non-GAAP measures to their nearest GAAP measure below.

	Years Ended December 31,
Pipeline throughput (thousands of barrels per day)(1)(2)	2018	2017	2016
BP2	277	291	237
Diamondback	62	56	82
River Rouge	66	60	60
Total Wholly Owned Assets	405	407	379

Mars	516	469	388

Caesar	198	212	197
Cleopatra(3)	23	24	24
Proteus	172	161	129
Endymion	172	161	129
Mardi Gras Joint Ventures	565	558	479

Ursa	74	70	71

Average revenue per barrel ($ per barrel)(2)(4)
Total Wholly Owned Assets	$0.73	$0.73	$0.73
Mars	1.19	1.41	1.41
Mardi Gras Joint Ventures	0.66	0.67	0.68
Ursa	0.83	0.81	0.81
(1) Pipeline throughput is defined as the volume of delivered barrels and KM Phoenix results are not included in table.
(2) Interests in Mars and Mardi Gras were contributed to the Partnership on October 30, 2017. Throughput and average revenue per barrel for Mars and the Mardi Gras Joint Ventures are presented on a 100% basis for the years ended December 31, 2018, 2017, and 2016. Interests in Ursa was contributed to the Partnership on October 1, 2018 and throughput and average revenue per barrel is presented on a 100% basis for the years ended December 31, 2018, 2017 and 2016.

(3) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(4) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total revenue increased by $8.3 million, or 7.7%, in the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to (i) $5.3 million increase in deficiency revenue on BP2 from our throughput and deficiency agreement with BP, (ii) a $3.5 million increase in BP throughput revenue from River Rouge resulting from a 2.2 million or 10% increase in throughput volume, (iii) a $1.9 million increase in deficiency revenue on Diamondback from our throughput and deficiency agreements with BP, (iv) a $0.6 million or 29% increase in third party throughput revenue on Diamondback and (v) a $0.1 million increase in FLA revenue from BP2 driven by an increase in FLA price realized. The overall increase in revenue was partially offset by (i) a $1.6 million or 3.0% decrease in throughput revenue at BP2 due to a 5.1 million or 5.0% decrease in throughput volume; however, its impact was somewhat mitigated by 2% increase in the average tariff compared to 2017, (ii) a $1.2 million or 12% decrease in throughput revenue at Diamondback due to a 0.8 million or 5% decrease in BP throughput volume combined with a 7% reduction in the average tariff and (iii) a $0.3 million reduction in revenue from the loss of revenue from a third party shipper that ended in May 2017.

Operating expenses increased by $0.4 million, or 2.4%, in the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to (i) a $0.6 million increase in insurance expense due to October 2018 drop-down transaction, (ii) a $1.5 million increase in insurance for wholly-owned assets and partially offset by a decrease of $1.0 million in remediation expense and a decrease of $0.7 million in allocated engineering costs that are now included in our Omnibus charge.

Maintenance expenses decreased by $2.2 million, or 44.1%, in the year ended December 31, 2018, compared to the year ended December 31, 2017, as a result of decrease of $1.8 million in maintenance spend on the Whiting to River Rouge line for heavy pipeline repair and a decrease of $0.4 million on maintenance spend across all other lines.

General and administrative expenses increased by $11.1 million, or 146.6%, in the year ended December 31, 2018, compared to the year ended December 31, 2017 primarily as a result of incremental expense of $6.6 million under our omnibus agreement, $2.4 million of expenses associated with our October 2018 drop-down transaction and $2.1 million from expenses associated with being a public company which includes audit expenses, legal expenses and director expenses.

Depreciation expense remained flat at $2.7 million for the years ended December 31, 2018 and 2017, respectively.

Property and other tax expense remained relatively flat at $0.5 million and $0.4 for the years ended December 31, 2018 and 2017, respectively.

Income from equity method investments was $94.4 million for 2018 and $17.9 million in 2017 due to earnings from Mars and the Mardi Gras Joint Ventures being included in 2018 financial results for the entire year. In addition, the earnings from other equity method investments being included for the last three months of 2018. Whereas, for 2017 Mars and Mardi Joint Ventures were only included for the period from October 30, 2017 through December 31, 2017, after they were contributed to us in connection with the IPO. Ursa and KM Phoenix were not included for the entire year of 2017.

Interest expense, net was $4.0 million for the year ended December 31, 2018 resulting from borrowings to fund our acquisition on October 1, 2018. In connection with the IPO, we entered into a $600.0 million revolving credit facility agreement. The net interest expense consisted of interest expense and commitment and utilization fees, which were partially offset by interest income on cash deposits held by BPMP.

Income tax expense was $0 for 2018 and was $25.3 million in 2017, due to a change in tax status upon completion of the IPO. Prior to the IPO, the Predecessor was included in the consolidated income tax returns of our Parent which is subject to federal and state income taxes. The effective tax rate during the period ended October 29, 2017 was 39.1%. Subsequent to the IPO, the Partnership is treated as a pass-through entity for federal and state income tax purposes. There is no federal and state income taxes for the period subsequent the IPO.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total revenue increased by $5.1 million, or 5%, in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due (i) a $9.8 million increase in throughput revenue from BP2 resulting from a 21.8% increase in throughput volume, (ii) a $3.2 million increase in FLA revenue from BP2, and (iii) a $0.7 million increase in deficiency revenue on Diamondback and $0.1 million on BP2 from our throughput and deficiency agreements with BP which were effective upon the IPO. The increase in throughput volume at BP2 during the year ended December 31, 2017 was due to a lower level of maintenance activities performed on Whiting Refinery equipment during this period, as compared to the year ended December 31, 2016. The overall increase in revenue was partially offset by (i) a $7.5 million decrease in throughput revenue at Diamondback due to a 31.9% reduction in throughput volume primarily driven by lower Whiting Refinery diluent production, (ii) a $0.6 million decrease in throughput revenue at River Rouge, and (iii) a $0.6 million decrease in revenue from reimbursable projects at BP2.

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

	Years Ended December 31,
	2018	2017	2016
	(in thousands of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$165,676	$68,976	$45,870
Add:
Depreciation	2,658	2,673	2,604
Gain from disposition of property, plant and equipment	—	(5)	—
Income tax expense	—	25,318	29,465
Interest expense, net	4,043	107	—
Cash distributions received from equity method investments — Mardi Gras Joint Ventures	67,591	17,365	—
Cash distributions received from equity method investments — Mars	47,538	12,540	—
Cash distributions received from equity method investments — Others	2,675	—	—
Less:
Income from equity method investments — Mardi Gras Joint Ventures	47,935	10,123	—
Income from equity method investments — Mars	43,867	7,793	—
Income from equity method investments — Others	2,559	—	—
Adjusted EBITDA	195,820	109,058	$77,939
Less:
Distributions of prorated fourth quarter joint venture dividends to prior owners	—	9,427
Adjusted EBITDA attributable to Predecessor prior to the IPO on October 30, 2017	—	66,628
Adjusted EBITDA attributable to non-controlling interests	46,412	9,513
Adjusted EBITDA attributable to the Partnership	149,408	23,490
Add:
Net adjustments from volume deficiency payments	—	(174)
Less:
Net interest paid/(received)	50	(52)
Maintenance capital expenditures	1,604	58
Cash reserves (1)	3,882	—
Cash available for distribution attributable to the Partnership	$143,872	$23,310
(1) Acquisition financing expenses

	Years Ended December 31,
	2018	2017	2016
	(in thousands of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$173,783	$69,241	$49,817
Add:
Income tax expense	—	25,318	29,465
Interest expense, net	4,043	107	—
Distribution in excess of earnings from equity method investments	19,670	7,242	—
Less:
Non-cash adjustments	177	661	389
Changes in accounts receivable - related parties	(288)	(11,050)	596
Changes in other assets and liabilities	1,787	3,239	358
Adjusted EBITDA	195,820	109,058	$77,939
Less:
Distributions of prorated fourth quarter joint venture dividends to prior owners	—	9,427
Adjusted EBITDA attributable to Predecessor prior to the IPO on October 30, 2017	—	66,628
Adjusted EBITDA attributable to non-controlling interests	46,412	9,513
Adjusted EBITDA attributable to the Partnership subsequent to the IPO	149,408	23,490
Add
Net adjustments from volume deficiency payments	—	(174)
Less:
Net interest paid/(received)	50	(52)
Maintenance capital expenditures	1,604	58
Cash reserves (1)	3,882	—
Cash available for distribution attributable to the Partnership	$143,872	$23,310
(1) Acquisition financing expenses

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

Based upon current expectations for the fiscal year 2019, we believe that our cash on hand, cash flow from operations and borrowings available under our credit facility will be sufficient to fund our operations for 2019. As of December 31, 2018 we had $57 million cash on hand and $132 million available under our credit facility, for a total liquidity of $189 million.

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

Revolving Credit Facility

On October 30, 2017, the Partnership entered into a $600.0 million unsecured revolving credit facility agreement (the “credit facility”) with an affiliate of BP. The credit facility terminates on October 30, 2022 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA (as defined in the credit facility), not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. As of December 31, 2018, the Partnership was in compliance with the covenants contained in the credit facility. In addition, the limited liability company agreement of our General Partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our leverage ratio to exceed 4.5 to 1.0.

The credit facility also contains customary events of default, such as (i) nonpayment of principal when due, (ii) nonpayment of interest, fees or other amounts, (iii) breach of covenants, (iv) misrepresentation, (v) cross-payment default and cross-acceleration (in each case, to indebtedness in excess of $75.0 million) and (vi) insolvency. Additionally, the credit facility limits our ability to, among other things: (i) incur or guarantee additional debt, (ii) redeem or repurchase units or make distributions under certain circumstances; and (iii) incur certain liens or permit them to exist. Indebtedness under this facility bears interest at the 3-month London Interbank Offered Rate ("LIBOR") plus 0.85%. This facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20%. At December 31, 2018 and 2017, $468.0 million and $15.0 million, respectively, was drawn and outstanding from the credit facility.

On February 20, 2019, we entered into a Credit Facility Waiver Agreement (“Waiver”) whereby the lender agreed to waive certain terms on our outstanding $468.0 million borrowings. The original loan repayment date of March 29, 2019 is waived and amended and modified to April 1, 2020. Current accrued interest will be due on March 29, 2019 and thereafter accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on April 1, 2020. All other terms of the credit facility remain the same. This agreement is filed as Exhibit 10.13 herein. Pursuant to this waiver, we have classified the $468.0 million outstanding as Long-term debt on our consolidated balance sheet at December 31, 2018.

Cash Flows from Our Operations

Operating Activities. We generated $173.8 million in cash flow from operating activities in the year ended December 31, 2018, compared to the $69.2 million generated in the year ended December 31, 2017. The $104.6 million increase in cash flows from operations primarily resulted from an increase in net income driven by income and distributions from equity method investments that were contributed to BPMP in connection with the IPO and acquired in October 2018. The overall increase was partially offset by a decrease resulting from changes in operating assets and liabilities position.

We generated $69.2 million in cash flow from operating activities in the year ended December 31, 2017, compared to the $49.8 million generated in the year ended December 31, 2016. The $19.4 million increase in cash flows from operations primarily resulted from an increase in net income driven by income and distributions from equity method investments that were contributed to BPMP in connection with the IPO. The overall increase was partially offset by a decrease resulted from changes in operating assets and liabilities position primarily in accounts receivable from related parties.

Investing Activities. Our cash flows used in investing activities were $69.2 million in the year ended December 31, 2018, compared to $5.0 million cash inflow generated in the year ended December 31, 2017. The $74.2 million increase in cash outflow in investing activities is primarily due to acquisition activities, offset by cash inflow generated from distributions in excess of earnings received from equity method investments during the year ended December 31, 2018.

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

Financing Activities. Our cash flows used in financing activities were $80.3 million and $41.5 million in the years ended December 31, 2018, and 2017, respectively. The $38.8 million increase in cash outflows is primarily due to distributions to our Parent associated with acquisitions and distributions to unitholders and non-controlling interests, offset by $468 million borrowed under our revolving credit facility.

Our cash flow used in financing activities was $41.5 million in the year ended December 31, 2017, compared to $46.4 million in the year ended December 31, 2016. In the year ended December 31, 2017, we distributed $814.4 million of the $814.7 million net proceeds that we received from the IPO to our Parent with the remaining $0.3 million recorded in Accounts payable - related parties on the consolidated balance sheets. We also distributed $9.4 million of dividends to the prior owners of Mars and Mardi Gras, which were prorated for the fourth quarter period prior to the IPO. An additional $9.5 million was distributed to our Parent for its non-controlling interests in Mardi Gras.

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

A summary of our capital expenditures, for the years ended December 31, 2018, 2017 and 2016, is shown in the table below:

	Years Ended December 31,
	2018	2017	2016
	(in thousands of dollars)
Cash spent on maintenance capital expenditures	$1,604	$2,257	$3,402
(Decrease)/Increase in accrued capital expenditures	145	(1,306)	585
Total capital expenditures incurred	$1,749	$951	$3,987

Our capital expenditures for 2018 were $1.7 million, primarily associated with the following projects:

•	Update of pipes on Whiting for River rouge; and,

•	Corrosion work on Whiting to River Rouge

Our capital expenditures for 2017 were $1.0 million, primarily associated with the following projects:

•	Continuation of leak detection metering upgrades for BP2; and

•	Replacement and installation of new transformer at Ann Arbor station for River Rouge

Our capital expenditures for 2016 were $4.0 million, primarily associated with the following projects:

•	Leak detection metering upgrades for BP2;

•	Relief valve redesign implementation at South Bend station for River Rouge; and

•	Continuation of installation of DRA at five stations for River Rouge

All of our capital expenditures in the years ended December 31, 2018, 2017 and 2016 were maintenance expenditures. We did not incur any expansion capital expenditures during such periods.

We anticipate that our 2019 maintenance capital expenditures will be funded with cash from operations and our borrowings under the credit facility.

Contractual Obligations

A summary of our contractual obligations at December 31, 2018, is shown in the table below:

(in thousands of dollars)	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases and ROWs	$3,094	$119	$203	$174	$2,598
Service contract	123	106	17	—	—
Total	$3,217	$225	$220	$174	$2,598

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

We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to revenue recognition and common control transactions. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 2 - Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

Revenue Recognition

Our revenues are primarily generated from crude oil, refined products and diluent transportation services. In general, we recognize revenue from contracts with customers under Topic 606 by applying a five-step model, which includes: (1) identification of the contract; (2) identification of the performance obligations; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations; and (5) recognition of revenue as the entity satisfies the performance obligations.

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

Billings to BP Products for deficiency volumes under its minimum volume commitments, if any, are recorded in deferred revenue and credits on our consolidated balance sheets, as BP Products has the right to make up the deficiency volumes within the measurement period specified by the agreements. We consider this deferred revenue as breakage revenue and considered three methods of determining when or if to recognize the amounts into revenue. We recognize the breakage amount as revenue when the likelihood of the customer exercising its remaining rights becomes remote.

The unfulfilled obligations in our revenue contracts are our obligations to transport certain volumes of crude or diluent molecules (throughput) for our customers throughout the term of each contract. The terms of the contract requires the customer to deliver a specified quantity of molecules or minimum volume each day with a right to make up any short fall within the 12 month measurement period of each contract. At the end of each quarterly reporting period we analyze the customer’s actual shipments compared to their minimum volume commitments to measure the level of fulfillment toward the contracted minimum volume commitments. This analysis also includes the review of the capacity of each pipeline available for the customer to deliver the required volume to make up for any shortfall, current forecast of the customers' future shipments, an assessment of whether management thinks the customers can make up for the shortfall and any impact market conditions have on the probability of customers making up the shortfall. If our assessment concludes that it is remote that the customer will make up for volume shortfalls and require performance of the unfulfilled obligations, the appropriate level of breakage is recognized into revenue.

In the fourth quarter of 2018, our reporting status transitioned from an emerging growth company to a large accelerated filer. With our change in filing status, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). With the adoption in the fourth quarter of 2018, management analyzed the pattern of revenue recognition for prior periods. While there are differences in the timing of revenue recognition related to minimum volume commitments between interim periods, those differences were not material. Therefore, we have not revised the unaudited quarterly information in Note 18 - Selected Quarterly Financial Data from what we previously presented in our Quarterly Reports on Form 10-Q during 2018 when we applied the accounting guidance in ASC 605 - Revenue Recognition.

Common Control Transactions

Assets and businesses acquired from our Parent and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are included in our consolidated balance sheets at their historical carrying value. BP maintains its accounting records in accordance with International Financial Reporting Standards, ("IFRS"), and therefore, the determination of historical carrying cost of BP's investment in assets under accounting principles generally accepted in the United States of America, ("US GAAP") required management to make judgments, including assessing the impact of the joint venture formation transaction under US GAAP and its impact on the carrying value of the asset in the financial statements.

If any recognized consideration transferred in such a transaction exceeds the historical carrying value of the net assets acquired, the excess is treated as a capital distribution to our Parent, similar to a dividend. If the historical carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, such excess is treated as a capital contribution from our Parent.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. Since we do not take ownership of the crude oil, natural gas, and refined products or diluent that we transport for our customers, and we do not engage in the trading of any commodities, we have limited direct exposure to inventory risks associated with fluctuating commodity prices.

Our tariffs for crude oil shipments include an FLA. We do not take physical possession of the allowance oil as a result of our services, but record the volumes accumulated as a receivable from the customer in the month we provide the transportation services. We consider the FLA as a part of the transportation revenue we receive from the customer. The settlement prices for volumes accumulated prior to October 1, 2017 were determined based on the calendar-month average prices during the month of settlement and the month prior to the settlement. The settlement price for volumes accumulated on and after October 1, 2017 is determined based on the calendar-month average prices during the month of transportation pursuant to a related party agreement we entered into with our affiliate in October 2017.

Allowance oil income is subject to more volatility than transportation revenue, as it is directly dependent on commodity prices. As a result, the income we realize under our FLA provisions will increase or decrease as a result of changes in underlying commodity prices. A $5 per barrel change in each applicable commodity price would have changed revenue by approximately $1.0 million for the year ended December 31, 2018. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our FLA.

Debt that we incur under our credit facility that bears interest at a variable rate will expose us to interest rate risk. To the extent that interest rates increase, interest expense for the credit facility will also increase. At December 31, 2018, the Partnership had $468.0 million in outstanding variable rate borrowings under the credit facility with a weighted average interest rate of 3.25%. A hypothetical increase of 100 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $1.2 million, assuming the $468.0 million was outstanding for the entire year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BP MIDSTREAM PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of BP Midstream Partners GP LLC and the
Partners of BP Midstream Partners LP
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BP Midstream Partners LP and subsidiaries (the “Partnership”) as of December 31, 2018, the related consolidated statements of operations, changes in equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in the UK Financial Reporting Council’s Guidance on Risk Management, Internal Control and Related Financial and Business Reporting and our report dated February 28, 2019 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2019

We have served as the Partnership’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors of BP Midstream Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BP Midstream Partners LP (the Partnership) as of December 31, 2017, the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Partnership’s auditor from 2017 to 2018

Chicago, Illinois
March 22, 2018

BP MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$56,970	$32,694
Accounts receivable – third parties	325	188
Accounts receivable – related parties	9,769	9,481
Prepaid expenses	4,667	1,370
Other current assets	629	1,655
Total current assets	72,360	45,388
Equity method investments (Note 5)	549,039	487,999
Property, plant and equipment, net (Note 6)	68,580	69,488
Other assets	3,224	2,783
Total assets	$693,203	$605,658

LIABILITIES
Current liabilities
Short-term debt (Note 8)	$—	$15,000
Accounts payable – third parties	607	269
Accounts payable – related parties	2,553	2,270
Deferred revenues and credits	1,067	—
Accrued liabilities (Note 7)	6,900	4,481
Total current liabilities	11,127	22,020
Long-term debt (Note 8)	468,000	—
Long-term portion of environmental remediation obligations	3,224	2,783
Total liabilities	482,351	24,803

Commitments and contingencies (Note 13)

EQUITY
Common unitholders – public (2018—47,802,826 units issued and outstanding; 2017—47,794,358 units issued and outstanding)	836,789	824,613
Common unitholders – BP Holdco (2018 and 2017—4,581,177 units issued and outstanding)	(61,684)	(47,141)
Subordinated unitholders – BP Holdco (2018 and 2017—52,375,535 units issued and outstanding)	(705,227)	(538,947)
Total partners' capital	69,878	238,525
Non-controlling interests	140,974	342,330
Total equity	210,852	580,855
Total liabilities and equity	$693,203	$605,658

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(in thousands of dollars, unless otherwise indicated)
Revenue
Third parties	$2,836	$2,204	$4,845
Related parties	113,603	105,947	98,158
Total revenue	116,439	108,151	103,003
Costs and expenses
Operating expenses – third parties	11,543	9,094	8,111
Operating expenses – related parties	5,006	7,073	6,030
Maintenance expenses – third parties	2,640	4,437	2,463
Maintenance expenses – related parties	97	461	455
Gain from disposition of property, plant and equipment	—	(5)	—
General and administrative – third parties	4,582	895	169
General and administrative – related parties	14,072	6,670	7,990
Depreciation	2,658	2,673	2,604
Property and other taxes	483	393	366
Total costs and expenses	41,081	31,691	28,188
Operating income	75,358	76,460	74,815
Income from equity method investments	94,361	17,916	—
Other income	—	25	520
Interest expense, net	4,043	107	—
Income before income taxes	165,676	94,294	75,335
Income tax expense	—	25,318	29,465
Net income	165,676	68,976	$45,870
Less: Predecessor net income prior to the IPO on October 30, 2017	—	39,102
Net income subsequent to the IPO	165,676	29,874
Less: Net income attributable to non-controlling interests	32,619	8,099
Net income attributable to the Partnership subsequent to the IPO	$133,057	$21,775

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$1.27	$0.21
Subordinated units	$1.27	$0.21

Distributions per limited partner unit (in dollars, Note 10):
Common units	$1.1330	$0.1798
Subordinated units	$1.1330	$0.1798

Weighted Average Number of Limited Partner Units Outstanding - Basic and Diluted (in millions):
Common units – public	47.8	47.8
Common units – BP Holdco	4.6	4.6
Subordinated units – BP Holdco	52.4	52.4

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
(in thousands of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Net Parent Investment	Total
Balance at December 31, 2015	$—	$—	$—	$—	$—	$74,258	$74,258
Net income	—	—	—	—	—	45,870	45,870
Net transfers to Parent	—	—	—	—	—	(46,186)	(46,186)
Balance at December 31, 2016	$—	$—	$—	$—	$—	$73,942	$73,942
Net income from January 1, 2017 through October 29, 2017	—	—	—	—	—	39,102	39,102
Net transfers to Parent	—	—	—	—	—	(37,616)	(37,616)
Balance at October 29, 2017 (prior to the IPO)	$—	$—	$—	$—	$—	$75,428	$75,428
Allocation of net parent investment to unitholders	—	6,067	69,361	—	—	(75,428)	—
Working capital and other balances retained by Parent upon the IPO	—	(795)	(9,084)	—	—	—	(9,879)
Environmental remediation obligations indemnification assets contributed by Parent upon IPO	—	351	4,014	—	—	—	4,365
Contribution of equity method investments upon the IPO	—	12,567	143,677	—	343,744	—	499,988
Net proceeds from the IPO, net of underwriters' discount and offering costs	814,658	—	—	—	—	—	814,658
Distribution of IPO proceeds to Parent	—	(65,525)	(749,133)	—	—	—	(814,658)
Net income from October 30, 2017 through December 31, 2017	9,936	952	10,887	—	8,099	—	29,874
Unit-based compensation	19	—	—	—	—	—	19
Distributions of prorated fourth quarter joint venture dividends to prior owners	—	(758)	(8,669)	—	—	—	(9,427)
Distributions to non-controlling interests	—	—	—	—	(9,513)	—	(9,513)
Balance at December 31, 2017	$824,613	$(47,141)	$(538,947)	$—	$342,330	$—	$580,855
Cumulative effect of accounting change in equity method investments (Note 5)	(1,253)	(120)	(1,373)	—	—	—	(2,746)
Net income	60,711	5,819	66,527	—	32,619	—	165,676
Distribution to unitholders	(48,333)	(4,632)	(52,963)	—	—	—	(105,928)
Acquisitions from Parent	874	(15,610)	(178,471)	—	(187,563)	—	(380,770)
Unit-based compensation	177	—	—	—	—	—	177
Distributions to non-controlling interest	—	—	—	—	(46,412)	—	(46,412)
Balance at December 31, 2018	$836,789	$(61,684)	$(705,227)	$—	$140,974	$—	$210,852

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities	(in thousands of dollars)
Net income	$165,676	$68,976	$45,870
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,658	2,673	2,604
Deferred income taxes	—	453	680
Share-based compensation	177	233	229
(Gain)/Loss due to changes in fair value of allowance oil receivable	—	(25)	(520)
Gain from disposition of property, plant and equipment	—	(5)	—
Income from equity method investments	(94,361)	(17,916)	—
Distributions of earnings received from equity method investments	98,134	22,663	—
Changes in operating assets and liabilities
Accounts receivable – third parties	(137)	35	400
Accounts receivable – related parties	(288)	(11,050)	596
Allowance oil receivable	—	(1,570)	(632)
Prepaid expenses and other current assets	(3,297)	(1,406)	—
Accounts payable – third parties	338	649	91
Accounts payable – related parties	516	2,223	(34)
Deferred revenues and credits	1,067	—	—
Accrued liabilities	3,300	3,112	(134)
Long-term portion of environmental remediation obligations	—	358	505
Other liabilities	—	(162)	162
Net cash provided by operating activities	173,783	69,241	49,817
Cash flows from investing activities
Capital expenditures	(1,604)	(2,257)	(3,402)
Acquisitions from Parent	(87,230)	—	—
Distribution in excess of earnings from equity method investments	19,670	7,242	—
Proceeds from disposition of property, plant and equipment	—	5	—
Net cash (used in) provided by investing activities	(69,164)	4,990	(3,402)
Cash flows from financing activities
Net transfers to Parent – prior to the IPO	—	(37,830)	(46,415)
Proceeds from issuance of debt	468,000	15,000	—
Repayment of debt	(15,000)	—	—
Net proceeds from issuance of common units to public	—	814,658	—
Distribution of IPO proceeds to our Parent	(233)	(814,425)	—
Distributions of prorated fourth quarter joint venture dividends to prior owners	—	(9,427)	—
Acquisitions from Parent	(380,770)	—	—
Distributions to unitholders	(105,928)	—	—
Distributions to non-controlling interests	(46,412)	(9,513)	—
Net cash (used in) financing activities	(80,343)	(41,537)	(46,415)
Net change in cash and cash equivalents	24,276	32,694	—
Cash and cash equivalents at beginning of the year	32,694	—	—
Cash and cash equivalents at end of the year	$56,970	$32,694	$—
Supplemental cash flow information
Cash paid for interest	$735	$—	$—
Non-cash investing and financing transactions:
Accrued capital expenditures	164	19	1,351
Contribution of equity method investments upon the IPO	—	499,988	—
Working capital and other balances retained by Parent upon the IPO	—	(9,879)	—
Environmental remediation obligations indemnification assets contributed by Parent upon IPO	—	4,365	—

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

1. Business and Basis of Presentation

BP Midstream Partners LP (either individually or together with its subsidiaries, as the context requires, the “Partnership”) is a Delaware limited partnership formed on May 22, 2017 by BP Pipelines (North America) Inc. (“BP Pipelines”), an indirect wholly owned subsidiary of BP p.l.c. (“BP”), a “foreign private issuer” within the meaning of the Securities Exchange Act of 1934, as amended. On October 30, 2017, the Partnership completed its initial public offering (the "IPO") of common units representing limited partner interests. See Note 3 - Acquisitions for the discussion of the IPO.

Unless otherwise stated or the context otherwise indicates, all references to “we,” “our,” “us,” “Wholly Owned Assets,” “Predecessor,” or similar expressions for time periods prior to the IPO refer to BP Midstream Partners LP Predecessor. For time periods subsequent to the IPO, “we,” “our,” “us,” or similar expressions refer to the legal entity BP Midstream Partners LP.

The term “our Parent” refers to BP Pipelines, any entity that wholly owns BP Pipelines, indirectly or directly, including BP and BP America Inc. (“BPA”), an indirect wholly owned subsidiary of BP, and any entity that is wholly owned by the aforementioned entities, excluding BP Midstream Partners LP Predecessor and the Partnership.

Business

We are a fee-based, growth-oriented master limited partnership formed by BP Pipelines, an indirect wholly owned subsidiary of BP, to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil, natural gas, refined products and diluent pipelines and refined product terminals serving as key infrastructure for BP and other customers to transport onshore crude oil production to BP’s Whiting Refinery and offshore crude oil and natural gas production to key refining markets and trading and distribution hubs. Certain of our assets deliver refined products and diluent from the Whiting Refinery and other U.S. supply hubs to major demand centers.

Our assets consist of the following:

•	BP Two Pipeline Company, LLC, which owns the BP#2 crude oil pipeline system (“BP2”).

•	BP River Rouge Pipeline Company, LLC, which owns the Whiting to River Rouge refined products pipeline system (“River Rouge”).

•	BP D-B Pipeline Company, LLC, which owns the Diamondback diluent pipeline system (“Diamondback”). BP2, River Rouge, and Diamondback, together, are referred to as the "Wholly Owned Assets".

•	A 28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.

•	A 65% managing member interest in Mardi Gras Transportation System Company, LLC (“Mardi Gras”), which holds the following investments in joint ventures located in the Gulf of Mexico:

•	A 56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),

•	A 53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),

•	A 65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,

•	A 65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”).

•	Together Endymion, Caesar, Cleopatra and Proteus, are referred to as the “Mardi Gras Joint Ventures.”

•	A 22.7% ownership interest in Ursa Oil Pipeline Company, LLC ("Ursa").

•	A 25% ownership interest in KM Phoenix Holdings, LLC ("KM Phoenix").

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

Prior to the IPO on October 30, 2017, our financial position, results of operations and cash flows consisted of the Predecessor's operations, which represented a combined reporting entity. All intercompany accounts and transactions within the Predecessor’s financial statements have been eliminated for all periods presented. The assets and liabilities contributed to us by the Predecessor have been reflected on the historical cost basis on the consolidated financial statements. Immediately prior to the IPO, the Predecessor’s assets and liabilities were transferred to the Partnership within our Parent’s consolidated group in a transaction under common control. Subsequent to the IPO, our financial position, results of operations and cash flows consist of consolidated BP Midstream Partners LP activities and balances.

Prior to the IPO, our consolidated statements of operations also include expense allocations to the Predecessor for certain functions performed by our Parent on our behalf, including allocations of general corporate expenses related to finance, accounting, treasury, legal, information technology, human resources, shared services, government affairs, insurance, health, safety, security, employee benefits, incentives, severance and environmental functional support. The portion of expenses that are specifically identifiable to the Wholly Owned Assets are directly recorded to the Predecessor, with the remainder allocated on the basis of headcount, throughput volumes, miles of pipe and other measures. Our management believes the assumptions underlying the financial statements, including the assumptions regarding the allocation of general corporate expenses from our Parent, are reasonable. Nevertheless, the financial statements may not include all of the expenses that would have been incurred, had we been a stand-alone entity during the periods prior to the IPO and may not reflect our financial position, results of operations and cash flows, had we been a stand-alone entity during such periods. See Note 9 - Related Party Transactions.

Prior to the IPO, the Wholly Owned Assets did not own or maintain separate bank accounts. Our Parent used a centralized approach to cash management and historically funded our operating and investing activities as needed within the boundaries of a documented funding agreement. Accordingly, cash held by our Parent at the corporate level was not allocated to us for any of the periods prior to the IPO. During such periods, we reflected the cash generated by our operations and expenses paid by our Parent on our behalf as a component of Net parent investment on our consolidated balance sheets, and as a net distribution to our Parent on our consolidated statements of cash flows. We also did not included any interest income on the net cash transfers to our Parent. In connection with the IPO, we established our own cash accounts for the funding of our operating and investing activities. See Note 3 - Acquisitions for additional details.

All financial information presented for the periods after the IPO represents the consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•
Our consolidated statements of operations and cash flows for the year ended December 31, 2018 consist of the consolidated results of the Partnership. Our consolidated statements of operations and cash flows for the year ended December 31, 2017 consist of the consolidated results of the Partnership for the period from October 30, 2017 through December 31, 2017, and the combined results of the Predecessor for the period from January 1, 2017 through October 29, 2017. Our consolidated statements of operations and cash flows for the years ended December 31, 2016 consists entirely of the combined results of the Predecessor.

•	Our consolidated balance sheet at December 31, 2018 and 2017 consists of the consolidated balances of the Partnership.

•
Our consolidated statement of changes in equity for the year ended December 31, 2018 consists of the consolidated activities for the Partnership, and 2017 consists of both the combined activities for the Predecessor prior to October 30 2017, and the consolidated activities for the Partnership completed at and after the IPO on October 30, 2017. Our consolidated statements of changes in equity for the years ended December 31, 2016 consists entirely of the combined activities of the Predecessor.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include all subsidiaries, where the Partnership has control and a variable interest entity ("VIE") of which we are the primary beneficiary. The assets and liabilities in the consolidated financial statements have been reflected on a historical basis. All inter-company accounts and transactions are eliminated upon consolidation.

We evaluate our ownership, contractual arrangements and other interests in entities to determine if these entities are VIEs and whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance and (2) the obligation to absorb the majority of losses of or the rights to receive the majority of the benefits from the VIE that could potentially be significant to the VIE. We continuously assess whether we are the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in the consolidation or deconsolidation, as the case may be, of such VIE.

We consolidate BP2, River Rouge and Diamondback, as we control these entities through 100% of the ownership interest. We control and consolidate Mardi Gras via an agreement between us and our Parent, under which we have the right to vote 100% of Mardi Gras' interests in each of the Mardi Gras Joint Ventures. We have determined that we are the primary beneficiary of Mardi Gras. See Note 16 - Variable Interest Entity for further discussion.

Net Parent Investment

Net parent investment represents our Parent’s historical investment in us, our accumulated net earnings after taxes, and the net effect of transactions with and allocations from our Parent through October 29, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and disclosures included in the accompanying notes. Actual results could differ from these estimates.

Common Control Transactions

Assets and businesses acquired from our Parent and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are included in our consolidated balance sheets at their historical carrying value. If any recognized consideration transferred in such a transaction exceeds the historical carrying value of the net assets acquired, the excess is treated as a capital distribution to our Parent, similar to a dividend. If the historical carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, such excess is treated as a capital contribution from our Parent.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), applying the modified retrospective transition method, which required us to apply the new standard to (i) all revenue contracts entered into, and (ii) revenue contracts which were not completed as of January 1, 2018. ASC 606 replaces existing revenue recognition requirements in GAAP and requires us to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. ASC 606 also requires certain disclosures regarding qualitative and quantitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not result in a transition adjustment nor did it have a material impact on the timing or amount of our revenue recognition. Please see Note 4 - Revenue Recognition for further discussion

Equity Method Investments

We account for an investment under the equity method if we have the ability to exercise significant influence, but not control, over the investee. Under the equity method of accounting, the investment is recorded at its initial carrying value on the consolidated

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

balance sheets and is adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses, which is recorded as a component of Income from equity method investments on the consolidated statements of operations.

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

Property, plant and equipment

Our property, plant and equipment is recorded at its historical cost of construction, or the carrying value of the transferring entity in a transaction under common control, or at fair value in a business combination. We record depreciation using the straight-line method with the following useful lives:

Depreciable Lives (Years)
Land	—
ROW assets	—
Buildings and improvements	16 - 40
Pipelines and equipment	17 - 40
Other	4 - 23
Construction in progress	—

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

Cash Equivalents

Cash equivalents are highly liquid, short-term investments that are readily convertible to known amounts of cash and will mature within 90 days or less from the date of acquisition. We record cash equivalents, if any, at its carrying value, which approximates its fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent valid claims against customers for services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. We establish provisions for losses on accounts receivable due from shippers if we determine

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

that we will not collect all or part of the outstanding balance. Outstanding customer receivables are regularly reviewed for possible nonpayment indicators, and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. At December 31, 2018 and 2017, our allowance for doubtful account balances were zero.

Income Taxes

Prior to the IPO on October 30, 2017, the Predecessor was not a standalone entity for income tax purposes and was included as part of BPA federal income tax returns. Our provision for income taxes was prepared on a separate return basis with consideration to the tax laws and rates applicable in the jurisdictions in which we operated and earned income. We used the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured by applying the expected enacted income tax rates to taxable income in the years in which those differences were expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates was recognized in the results of operations in the period that included the enactment date. The realizability of deferred tax assets was evaluated quarterly based on a “more likely than not” standard and, to the extent this threshold was not met, a valuation allowance would be recorded. Prior to the IPO, we would recognize the impact of an uncertain tax position only if it was more likely than not of being sustained upon examination by the relevant taxing authority based on the technical merits of the position. There were no uncertain tax positions recorded for the Predecessor at the end of each period presented. Had there been any uncertain tax positions, our policy was to classify interest and penalties as a component of income tax expense.

BP Midstream Partners LP is treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of taxable income. Therefore, we have excluded income taxes from these financial statements subsequent to the IPO date of October 30, 2017. The deferred tax liability of the Predecessor was removed from our consolidated balance sheets with an offset to equity at that date.

We are a partnership, which is not subject to U.S. federal income taxes. Rather, our taxable income flows through to the owners, who are responsible for paying the applicable income taxes on the income allocated to them.  For tax years beginning on or after January 1, 2018, we are subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”).  Under the Centralized Partnership Audit Regime, any IRS audit of the Partnership would be conducted at the Partnership level, and if the IRS determines an adjustment, the default rule is that we would pay an “imputed underpayment” including interest and penalties, if applicable.  We may instead elect to make a “push-out” election, in which case the partners for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

Our partnership agreement does not stipulate how we will address imputed underpayments. If we receive an imputed underpayment, a determination will be made based on the relevant facts and circumstances that exist at that time.  Any payments that the Partnership ultimately makes on behalf of its current partners will be reflected as a dividend, rather than tax expense, at the time that such dividend is declared.

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

Although the Wholly Owned Assets will be replaced as needed, the pipelines will continue to exist for an indefinite period of time. Therefore, there is uncertainty around the asset retirement settlement dates. As a result, we determined that there is not sufficient information to make a reasonable estimate of the asset retirement obligations for the Wholly Owned Assets, and we did not recognize any asset retirement obligations as of December 31, 2018 and 2017.

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

Provisions are recognized when we have a present legal or constructive obligation as a result of a past event, if it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. We do not discount environmental liabilities, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable, and when we can reasonably estimate the costs. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs.

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

Our existing environmental conditions prior to the IPO are obligations contributed to us by the prior operator of these facilities, BP Pipelines, who has agreed to indemnify us with respect to such conditions under the terms of an omnibus agreement that we entered into in connection with the IPO. For provisions related to such conditions, we record indemnification assets in our consolidated balance sheets in the amounts that equal the provisions. Subsequent to the IPO, revisions to the estimated environmental liability for conditions that are not indemnified under the omnibus agreement with our Parent are reflected in our consolidated statements of operations when they are probable and reasonably estimable.

For additional information regarding our environmental matters, see Note 13 - Commitments and Contingencies.

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

Recent Accounting Pronouncements

Standards Adopted as of December 31, 2018

In January 2017, the FASB issued ASU 2017-01 to Topic 805, "Business Combinations," to clarify the definition of a business and to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This provision is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We have early adopted this ASU and applied it to the acquisitions described in Note 3 - Acquisitions.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the adoption date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, for public business entities and to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019 for all other entities. ASU 2014-09 was further amended in March 2016 by the provisions of ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” in April 2016 by the provisions of ASU 2016-10, “Identifying Performance Obligations and Licensing,” in May 2016 by the provisions of ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” in December 2016 by the provisions of ASU 2016-20, “Technical Corrections to Topic 606, Revenue from Contracts with Customers” and in September 2017 by the provisions of ASU 2017-13 “Revenue Recognition (Topic 605) and Revenue from Contracts with Customers (Topic 606).” We transitioned from an emerging growth company to a large accelerated filer as of December 2018 and we adopted the new standard and all of its amendments as of January 1, 2018. The adoption of ASC 606 did not result in a transition adjustment nor did it have a material impact on the timing or amount of our revenue recognition. Please see Note 4 - Revenue Recognition for further discussion.

Standards Not Adopted as of December 31, 2018

In February 2016, the FASB issued ASU 2016-02, “Leases,” which improves transparency and comparability among organizations by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have completed the evaluation of all contractual arrangements and determined we have certain arrangements that qualify as operating leases under the new standard. We have adopted the new

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

standard as of January 1, 2019 utilizing the modified retrospective approach and the optional transition practical expedient that would not require companies to reconsider its accounting for existing or expired land easements before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The adoption of ASC 842 resulted in the recognition of approximately $0.6 million in right-of-use assets and the same amount of lease liability on our balance sheet for the present value of the rights and obligations.

3. Acquisitions

Contributed Business and Assets

On October 30, 2017, the Partnership completed its IPO of 42,500,000 common units representing limited partner interests at a price to the public of $18.00 per unit. Subsequent to the IPO, the underwriters partially exercised their over-allotment option and purchased 5,294,358 additional common units at $18.00 per unit. A total of 47,794,358 common units were issued to the public unitholders in the IPO.

Immediately prior to the IPO, BP Pipelines contributed the following interests to the Partnership:

•	100% ownership interest in the Wholly Owned Assets;

•	28.5% ownership interest in Mars; and

•	20% managing member interest in Mardi Gras, pursuant to which the Partnership has the right to vote Mardi Gras’ ownership interest in each of the Mardi Gras Joint Ventures.

In exchange for its contribution of such interests to the Partnership, BP Pipelines, through its wholly owned subsidiary, BP Midstream Partners Holdings LLC (“BP Holdco”), and through BP Holdco's wholly owned subsidiary, BP Midstream Partners GP LLC (the “General Partner”), received:

•	4,581,177 common units and 52,375,535 subordinated units, representing an aggregate 54.4% limited partner interest;

•	all of the non-economic general partner interest and our incentive distribution rights; and

•	a cash distribution of $814.7 million, of which $814.4 million was paid as of December 31, 2017 and the remainder was paid as of December 31, 2018.

The Partnership received net proceeds of $814.7 million from the sale of 47,794,358 common units in the IPO, after deducting underwriting discounts and commissions, structuring fees and other offering expenses of $45.6 million. See Note 8 - Debt and Note 9 - Related Party Transactions for further discussion regarding agreements entered into in connection with the IPO.

Recent Acquisition of Equity Interests

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines, we completed the acquisition of:

•	(i) an additional 45.0% interest in Mardi Gras, from BP Pipelines,

•	(ii) a 25.0% interest in KM Phoenix Holdings LLC, a Delaware limited liability company, from BP Products, and

•	(iii) a 22.7% interest in URSA Oil Pipeline Company LLC, a Delaware limited liability company, from BP Offshore.

These assets were acquired in exchange for aggregate consideration of $468 million funded with borrowings under our revolving credit facility. The purchase was accounted for as an acquisition of assets between entities under common control; as a result, we recognized the acquired assets at their historical carrying value. The consideration paid is reported in our statement of cash flows as $381 million in financing activities for the distributions to our Parent for the acquisition of the non-controlling interest in Mardi Gras and excess of the purchase price over the carrying value for other assets acquired and $87 million in investing activities for the remainder. For more details see Statement of Cash Flows.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

4. Revenue Recognition

Topic 606 requires entities to recognize revenue through the application of a five-step model, which includes: (1) identification of the contract; (2) identification of the performance obligations; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations; and (5) recognition of revenue as the entity satisfies the performance obligations.

Under Topic 606, we recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with our customer. A performance obligation is our unit of account and it represents a promise in a contract to transfer goods or services to the customer. The contract transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is allocated to each performance obligation and recognized as revenue when or as the performance obligation is satisfied. The following is an overview of our significant revenue stream, including a description of the respective performance obligations and related methods of revenue recognition.

Pipeline Transportation

Revenue from pipeline transportation is comprised of tariffs and fees associated with the transportation of liquid petroleum products, generally at published tariffs and in certain instances, revenue from minimum volume commitment contracts at negotiated rates. Tariff revenue is recognized either at the point of delivery or at the point of receipt, pursuant to specifications outlined in the respective tariffs. We record revenue for crude oil, refined products and diluent transportation over the period in which they are earned (i.e., either physical delivery of product has taken place or the services designated in the contract have been performed.) Our services are typically billed on a monthly basis, and we generally do not offer extended payment terms. We accrue revenue based on services rendered but not billed for that accounting month.

Billings to BP Products for deficiency volumes under its minimum volume commitments, if any, are recorded as deferred revenue and credits, a contract liability, on our consolidated balance sheets, as BP Products has the right to make up the deficiency volumes within the measurement period specified by the agreements. Deferred revenue under these arrangements was previously recognized into revenue once it was deemed remote that the customer would meet its required annual minimum volume commitments. Under the new revenue standard, we are required to estimate the likelihood that unused volumes will be shipped or forfeited at each reporting period based on additional data that becomes available but only to the extent that a significant reversal of any incremental revenue will not occur. If the customer does satisfy its minimum volume commitment by shipping the deficiency volumes within the same calendar year, it may receive a refund of excess payments.

Allowance Oil

Our tariff for crude oil transportation at BP2 includes a fixed loss allowance (“FLA”). An FLA factor per barrel, a fixed percentage, is a separate fee that is considered a part of the transaction price under the applicable crude oil tariff to cover evaporation and other losses in transit. The fixed product loss allowance factor intends to cover evaporation, crude viscosity, temperature differences and other losses in transit. Revenue related to allowance oil sales is recognized as a part of the transportation revenue from the shipper during the month the throughput volume is transported on the pipeline.

The amount of revenue recognized is a product of the quantity transported, the applicable FLA factor and the settlement price during the month the product is transported.

The settlement price for volumes accumulated prior to October 1, 2017 was a summation of the calendar-month average of West Texas Intermediate (“WTI”) on the New York Mercantile Exchange and a differential provided by our Parent. The differential represents the difference in market price between WTI and the type of allowance oil to be settled and the difference in market price between the settlement month and the month prior to settlement. The fluctuation in commodity prices between the month of movement and the month of settlement resulted in an embedded derivative, which we measured along with the allowance oil receivable in their entirety at fair value because the economic characteristics and risks of the embedded derivative were clearly and closely related to the economic characteristics and risks of the host arrangement. The allowance oil volumes accumulated prior to October 1, 2017 were entirely settled upon October 30, 2017. While such volumes were outstanding, we recognized the changes in their fair value in Other income on the consolidated statements of operations. The embedded derivative was not designated as a hedging instrument.

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

In the years ended December 31, 2018, 2017 and 2016, we recognized income of $8,753, $8,691 and $5,456, respectively, and a gain/(loss) due to changes in fair value of $0, $25 and $520, respectively, related to the FLA arrangements with our Parent.

The following table provides information about disaggregated revenue:

Disaggregation of Revenue

Disaggregation of revenue	For the year ended December 31, 2018
Transportation services revenue - third parties	$2,828
Transportation services revenue - related parties	113,603
Total topic 606 revenue	116,431

Other revenue	8
Total revenue	$116,439

The following table includes estimated revenue associated with contractual minimum volume commitments excluding revenue from fixed loss allowance, based on the practical expedient that we elected to apply as the sales price is based on index-based pricing or variable volume attributes. The fixed portion of our existing customer contracts are summarized in the future performance obligations as of December 31, 2018. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

Future Performance Obligations

Unfulfilled performance obligations	As of December 31, 2018
2019	$107,517
2020	109,590
Total	$217,107

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. Contract liabilities or deferred revenue and credits primarily relate to consideration received from customers for temporary deficiency quantities under minimum volume contracts that the customer has the right to make up in a future period, which we subsequently recognize as revenue or amounts we credit back to the customer in a future period.

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities (in thousands):

Contract balances	As of December 31, 2018
Receivables from contracts with customers - third parties	$325
Receivables from contracts with customers - related parties	9,611
Deferred revenue and credits - related parties	1,067

Deferred revenue and credits were credited to customers' invoices in January 2019.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

5. Equity Method Investments

We account for our ownership interests in Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures using the equity method for financial reporting purposes. Our financial results include our proportionate share of the net income of Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures, which is reflected in Income from equity method investments on the consolidated statements of operations. We did not record any impairment loss on our equity method investments during the years ended 2018 or 2017.

The table below summarizes the balances and activities related to each of our equity method investments ("EMI") that we recorded for the years ended December 31, 2018 and 2017:

	2018					2017
	Percentage ownership at year end	Cumulative effect of accounting change*	Distributions received	Income from EMI	Carrying value at year end	Percentage ownership at year end	Distributions received	Income from EMI	Carrying value at year end
Mars	28.5%	$(2,746)	$(47,538)	$43,866	$59,143	28.5%	$(12,540)	$7,793	$65,561
Caesar(1)	56.0%	—	(20,957)	16,761	119,390	56.0%	(5,880)	3,344	123,586
Cleopatra(1)	53.0%	—	(10,494)	6,532	119,550	53.0%	(2,385)	1,112	123,512
Proteus(1)	65.0%	—	(18,135)	12,323	81,332	65.0%	(4,030)	2,100	87,144
Endymion(1)	65.0%	—	(18,005)	12,320	82,511	65.0%	(5,070)	3,567	88,196
Others(2)	Various	—	(2,675)	2,559	87,113	0.0%	—	—	—
Total Equity Investments		$(2,746)	$(117,804)	$94,361	$549,039		$(29,905)	$17,916	$487,999

(1)	These investments are held by our investment in Mardi Gras which increased to 65% from 20% on October 1, 2018. See Note 3 - Acquisition for further detail.

(2)	Includes ownership interest in Ursa (22.7%) and KM Phoenix (25%).

* The financial results of Mars reflect the adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" on January 1, 2018 under the modified retrospective transition method through a cumulative adjustment to equity. Our impact from this accounting change to our Mars investment was $(2,746), offset to partners' capital. Other joint ventures will adopt this ASU on January 1, 2019.

The following tables present aggregated selected balance sheet and income statement data for our equity method investments on a 100% basis for the years ended December 31, 2018 and 2017 and as of December 31, 2018 and 2017:

	For the Year Ended December 31,		For the Period from
	2018**	2017	October 30, 2017 to December 31, 2017
Statement of operations
Revenue	$470,802	$391,301	$65,075
Operating expenses	200,901	129,405	21,386
Net income	270,356	262,345	44,131
** Amounts for the year ended December 31, 2018 include Ursa and KM Phoenix for the entire year.

	As of December 31,
Balance Sheets	2018	2017
Current assets	123,408	127,498
Non-current assets	1,646,324	1,119,882
Current liabilities	35,791	59,324
Non-current liabilities	486,634	234,537
Equity	1,247,307	953,519

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2018	2017
Land	$155	$155
ROW assets	1,380	1,380
Buildings and improvements	12,032	12,032
Pipelines and equipment	93,617	92,083
Other	509	509
Construction in progress	277	67
Property, plant and equipment	107,970	106,226
Less: Accumulated depreciation	(39,390)	(36,738)
Property, plant and equipment, net	$68,580	$69,488

We determined that there were no impairments on our property, plant and equipment in the years ended December 31, 2018, 2017 or 2016.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2018	2017
Current portion of environmental remediation obligation	$629	$1,655
Accrued interest payable - related parties	4,155	159
Other accrued liabilities	2,116	2,667
Accrued liabilities	$6,900	$4,481

8. Debt

On October 30, 2017, the Partnership entered into a $600.0 million unsecured revolving credit facility agreement (the “credit facility”) with an affiliate of BP. The credit facility terminates on October 30, 2022 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA (as defined in the credit facility), not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of the Partnership's General Partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause the Partnership's leverage ratio to exceed 4.5 to 1.0. As of December 31, 2018, the Partnership was in compliance with the covenants contained in the credit facility.

The credit facility also contains customary events of default, such as (i) nonpayment of principal when due, (ii) nonpayment of interest, fees or other amounts, (iii) breach of covenants, (iv) misrepresentation, (v) cross-payment default and cross-acceleration (in each case, to indebtedness in excess of $75.0 million) and (vi) insolvency. Additionally, the credit facility limits our ability to, among other things: (i) incur or guarantee additional debt, (ii) redeem or repurchase units or make distributions under certain circumstances; and (iii) incur certain liens or permit them to exist. Indebtedness under this facility bears interest at the 3-month LIBOR plus 0.85%. For the year ended December 31, 2018, the weighted average interest rate for the credit facility was 3.25%. For the period from October 30, 2017 through December 31, 2017, the weighted average interest rate for the credit facility was 2.24%. This facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20%. There is no debt issuance cost associated with the credit facility.

On November 6, 2017, the Partnership borrowed $15.0 million under the credit facility to fund our working capital in the near term. The balance was due for repayment six months after the date of the withdrawal. On May 4, 2018, the Partnership repaid

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

outstanding borrowings under the Credit Facility. This short-term debt had a principal balance of $15.0 million at the time of repayment and the repayment was made using cash on hand.

On October 1, 2018, the Partnership borrowed $468.0 million under the credit facility to fund our acquisition.

On February 20, 2019, we entered into a Credit Facility Waiver Agreement (“Waiver”) whereby the lender agreed to waive certain terms on our outstanding $468.0 million borrowings. The original loan repayment date of March 29, 2019 is waived and amended and modified to April 1, 2020. Current accrued interest will be due on March 29, 2019 and thereafter accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on April 1, 2020. All other terms of the credit facility remain the same. Pursuant to this waiver, we have classified the $468.0 million outstanding as Long-term debt on our consolidated balance sheet at December 31, 2018.

For the years ended December 31, 2018, 2017 and 2016, interest and fees incurred were $4.8 million, $0.2 million and $0, respectively. There were $468.0 million and $15.0 million outstanding borrowings under the credit facility at December 31, 2018, and 2017, respectively.

9. Related Party Transactions

Related party transactions include transactions with our Parent and our Parent’s affiliates, including those entities in which our Parent has an ownership interest but does not have control. In addition to the fixed loss allowance arrangements discussed in Note 4 - Revenue Recognition and the credit facility in Note 8 - Debt, we have entered into the following transactions with our related parties:

Omnibus Agreement

The Partnership has entered into an omnibus agreement with BP Pipelines and certain of its affiliates, including the General Partner. This agreement addresses, among other things, (i) the Partnership's obligation to pay an annual fee for general and administrative services provided by BP Pipelines and its affiliates, (ii) the Partnership's obligation to reimburse BP Pipelines for personnel and other costs related to the direct operation, management and maintenance of the assets and (iii) the Partnership's obligation to reimburse BP Pipelines for services and certain direct or allocated costs and expenses incurred by BP Pipelines or its affiliates on behalf of the Partnership.

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

Cash Management Program

Prior to the IPO, we did not have our standalone cash accounts but participated in our Parent’s centralized cash management and funding system. Our working capital and capital expenditure requirements were historically part of the corporate-wide cash management program for our Parent. As part of this program, our Parent maintained all cash generated by our operations, and cash required to meet our operating and investing needs was provided by our Parent as necessary within the boundaries of a documented funding agreement. Net cash generated from or used by our operations was reflected as a component of Net parent investment on the consolidated balance sheets and as Net transfers to Parent prior to the IPO on the consolidated statements of cash flows. No interest income was recognized on net cash kept by our Parent since we did not charge interest on intercompany balances.

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

In connection with the IPO, we entered into additional throughput and deficiency agreements with BP Products for each of our three wholly owned pipeline systems: BP2, River Rouge and Diamondback. Under these fee-based agreements, we provide transportation services to BP Products, in exchange for BP Products’ commitment to pay us the applicable tariff rates for the minimum monthly volumes, whether or not such volumes are physically shipped by BP Products through our pipelines. BP Products is allowed to make up for the monthly deficiency within the same calendar year during the initial term ending December 31, 2020. Adjustment to the monthly deficiency payments remitted to us by BP Products, if any, is determined at the end of each calendar year based on the actual volume transported during such period.

Our revenue from related parties was $113,603, $105,947 and $98,158 for the years ended December 31, 2018, 2017 and 2016, respectively.

We recognized $7,973 and $787 of deficiency revenue under the throughput and deficiency agreements with BP Products for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, there was $1,067 and $0 deferred revenue and credits recorded in relation to these agreements, and we have recorded $0 and $174 in Accounts payable – related parties for the net adjustment to the monthly deficiency payments received from BP Products during 2018 and 2017.

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

During the Predecessor period from January 1, 2017 through October 29, 2017 and for the year ended December 31, 2016, we were allocated operating and indirect general corporate expenses incurred by our Parent. These allocated expenses related primarily to insurance and the wages and benefits of our Parent’s employees that support our operations. Expenses incurred by our Parent on our behalf have been allocated to us on the basis of direct usage when identifiable. Costs incurred by our Parent that could not be determined to relate to us by specific identification were allocated to us primarily on the basis of headcount, throughput volumes, miles of pipe and other measures. The expense allocations were determined on a basis that both we and our Parent consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. The allocations may not, however, fully reflect the expenses we would have incurred as a separate, publicly traded company for the periods presented.

Subsequent to the IPO, we pay BP Pipelines an annual fee of $13,300 in the form of monthly installments under the omnibus agreement for general and administrative services provided by BP Pipelines and its affiliates. The annual fee will be adjusted to $13,600 per year, payable in equal monthly installments, beginning on January 1, 2019. We also reimburse BP Pipelines for personnel and other costs related to the direct operation, management and maintenance of the assets and services and certain direct or allocated costs and expenses incurred by BP Pipelines or its affiliates on our behalf pursuant to the terms in the omnibus agreement.

During the years ended December 31, 2018, 2017 and 2016, we recorded the following amounts for related party expenses, which also included the expenses related to pension and retirement savings plans and share-based compensation discussed below:

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

			Partnership	Predecessor	Predecessor
	Years Ended December 31,		October 30, 2017 - December 31, 2017	January 1, 2017 - October 29, 2017	Years Ended December 31,
	2018	2017			2016
Operating expenses—related parties	$5,006	$7,073	$731	$6,342	$6,030
Maintenance expenses—related parties	97	461	79	382	455
General and administrative—related parties	14,072	6,670	2,357	4,313	7,990
Total operating, maintenance, and general corporate costs—related parties	$19,175	$14,204	$3,167	$11,037	$14,475

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

Certain employees of our Parent supporting our operations were historically granted these types of awards. Prior to the IPO, these share-based compensation costs were allocated to us as part of the cost allocations from our Parent. These costs were $214 and $229 for the years ended December 31, 2017 and 2016, respectively, recorded in General and administrative – related parties on the consolidated statements of operations.

After the IPO, the share-based compensation related to the employees of our Parent who provide services to us is charged to the Partnership pursuant to the terms of the omnibus agreement. The Partnership also issued its own unit-based compensation under our long term incentive plan. See Note 15 - Unit-Based Compensation.

Non-controlling Interests

Non-controlling interests consist of the 80% ownership interest in Mardi Gras retained by our Parent upon the completion of the IPO and held at December 31, 2017 and the 35% ownership interest held at December 31, 2018 after completion of the acquisition on October 1, 2018. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on our consolidated balance sheets and Net income attributable to non-controlling interests on our consolidated statements of operations.

10. Net Income Per Limited Partner Unit

For the period from January 1, 2017 through October 29, 2017 and the years ended December 31, 2016, we were wholly owned by our Parent, and we did not have units outstanding. Accordingly, we have not presented net income per unit for those periods.

The following tables show the allocation of net income to arrive at net income per limited partner unit for the period for the year ended December 31, 2018 and the period from October 30, 2017 through December 31, 2017:

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

	For the years ended December 31,
	2018	2017*
Net income attributable to the Partnership	$133,057	$21,775
Less:
Incentive distribution rights currently held by the General Partner	—	—
Limited partners' distribution declared on common units	59,344	9,415
Limited partners' distribution declared on subordinated units	59,341	9,415
Net income attributable to the Partnership in excess of distributions	$14,372	$2,945
* Represents the period from October 30, 2017 through December 31, 2017

	For the year ended December 31, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
	(in thousands of dollars, unless otherwise indicated)
Distributions declared	$—	$59,344	$59,341	$118,685
Net income attributable to the Partnership in excess of distributions	—	7,186	7,186	14,372
Net income attributable to the Partnership	$—	$66,530	$66,527	$133,057
Weighted average units outstanding (in thousands):
Basic		52,378	52,376	104,754
Diluted		52,378	52,376	104,754
Net income per limited partner unit (in dollars):
Basic		$1.27	$1.27
Diluted		$1.27	$1.27

	October 30, 2017 - December 31, 2017
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
	(in thousands of dollars, unless otherwise indicated)
Distributions declared	$—	$9,415	$9,415	$18,830
Net income attributable to the Partnership in excess of distributions	—	1,473	1,472	2,945
Net income attributable to the Partnership	$—	$10,888	$10,887	$21,775
Weighted average units outstanding (in thousands):
Basic		52,376	52,376	104,752
Diluted		52,376	52,376	104,752
Net income per limited partner unit (in dollars):
Basic		$0.21	$0.21
Diluted		$0.21	$0.21

On January 17, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.3015 per limited partner unit to unitholders of record on January 31, 2019, for the period from October 1 through December 31, 2018. This distribution was paid on February 14, 2019.

On November 15, 2018, we paid a quarterly cash distribution of $0.2915 per limited partner unit to unitholders of record on November 1, 2018, for the period from July 1 through September 30, 2018.

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

On February 15, 2018, we paid a quarterly cash distribution of $0.179755 per limited partner unit to unitholders of record on February 1, 2018, for the prorated period from October 30 through December 31, 2017.

11. Fair Value Measurements

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

The carrying amounts of our accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short term nature.

The carrying value of borrowings under our revolving credit facility as of December 31, 2018 and 2017 approximate fair value as the interest rates are reflective of market rates.

12. Income Taxes

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

The following table reflects the components of income tax expense for the period from January 1, 2017 through October 29, 2017, and the year ended December 31, 2016:

	January 1, 2017 - October 29, 2017	Year Ended December 31,
	2017	2016
Current tax expense:
U.S. federal	$20,890	$24,125
U.S. state	3,975	4,660
Total current tax expense	24,865	28,785
Deferred tax expense:
U.S. federal	381	571
U.S. state	72	109
Total deferred tax expense	453	680
Total income tax expense	$25,318	$29,465

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to the pre-tax income for the period from January 1, 2017 through October 29, 2017, and the year ended December 31, 2016 as a result of the following:

	January 1, 2017 - October 29, 2017		Year Ended December 31,
	2017		2016
Statutory U.S. federal income taxes / rate	$22,685	35.0%	$26,367	35.0%
State income taxes, net of federal benefit	2,633	4.1%	3,098	4.1%
Total income taxes / effective tax rates	$25,318	39.1%	$29,465	39.1%

We had no tax effects of temporary differences that have given rise to deferred tax assets and deferred tax liabilities as of December 31, 2018 or 2017.

For the periods prior to the IPO, we expected to realize our deferred tax assets through the reversal of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance was not established against any deferred tax assets. We considered the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of October 29, 2017, we had $6,312 net deferred tax liabilities. These deferred tax liabilities, along with working capital and other balances were not contributed to the Partnership. The account retained by our Parent are reflected as an equity distribution.

We did not record a liability for uncertain tax positions as of October 29, 2017 or December 31, 2016. There were no reductions to the balances for settlements with tax authorities or expiration of statutory limitations.

As of December 31, 2018, the IRS was in the process of auditing the U.S. consolidated returns of BPA for 2014 through 2016. BPA is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014.

13. Commitments and Contingencies

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

Indemnification

Under our omnibus agreement, our Parent will indemnify us for certain environmental liabilities, litigation and other matters attributable to the ownership or operation of our assets prior to the closing of the IPO. For the purposes of determining the indemnified amount of any loss suffered or incurred by the Partnership, the Partnership’s ownership of 28.5% in Mars, 65% in Mardi Gras, and Mardi Gras’ 56% ownership in Caesar, 53% ownership in Cleopatra, 65% ownership in Endymion and 65% ownership in Proteus, will be taken into account. Indemnification for certain identified environmental liabilities is subject to a cap of $25.0 million without any deductible. Other matters covered by the omnibus agreement are subject to a cap of $15.0 million and an aggregate deductible of $0.5 million before we are entitled to indemnification. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the IPO and that are identified before the third anniversary of the closing of the IPO.

The interest purchase agreement, dated October 1, 2018, contains customary representations, warranties and covenants of our Parent and the Partnership. Our Parent, on the one hand, and the Partnership, on the other hand, have agreed to indemnify each other and their respective affiliates, officers, directors and other representatives against certain losses, including those resulting from any breach of their representations, warranties or covenants contained in the interest purchase agreement, subject to certain limitations and survival periods. This agreement covers the Partnership’s ownership of 22.7% in Ursa and 25% in KM Phoenix.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. We record provisions for environmental liabilities based on management’s best estimates, using all information that is available at the time. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. We are indemnified by our Parent under the omnibus agreement against environmental cleanup costs for incidents that occurred prior to the IPO. Subsequent to the IPO, revisions to the estimated environmental liability for conditions that are not indemnified under the omnibus agreement with our Parent are reflected in our consolidated statements of operations when they are probable and reasonably estimable.

We accrued $3,853 and $4,438 for environmental liabilities at December 31, 2018 and 2017, respectively. The balances are related to incidents that occurred prior to the IPO and will be entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets of $3,853 and $4,438 on the consolidated balance sheet as of December 31, 2018, and 2017, respectively.

Leases and Service Agreements

We hold easements or rights-of-way, ("ROWs") arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. We also have long-term operating lease commitments for land, buildings, offices and vehicles, as well as a service contract for maintenance at BP2.

We incurred operating lease expenses, service contract expenses and ROWs expenses of $162, $104 and $107 for the years ended December 31, 2018, 2017 and 2016, respectively. Such amounts are included in Operating expenses – third parties on the consolidated statements of operations. At December 31, 2018, our future minimum commitment for leases and contracts with non-cancelable terms in excess of one year is as follows:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases and ROWs	$3,094	$119	$203	$174	$2,598
Service contract	123	106	17	—	—
Total	$3,217	$225	$220	$174	$2,598

14. Transactions with Major Customers and Concentration of Credit Risk

Our Parent accounted for 97.6%, 98.0% and 95.3% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. We are potentially exposed to concentration of credit risk primarily through our accounts receivable from our Parent for the pipeline transportation services that we provide. These receivables have payment terms of 30 days or less. We have no history of collectability issues with our Parent.

We have a concentration of trade receivables due from customers in the oil and gas industry, which may impact our overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory and other factors. We manage our exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. As of December 31, 2018 and 2017, there were no such arrangements.

We have concentrated credit risk for cash by maintaining deposits with an affiliate of BP and a major bank. Amounts on deposit in the major bank may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). We monitor the financial health of the affiliate and major bank and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. At December 31, 2018 and 2017, we had $56,720 and $32,694 in cash and cash equivalents in excess of FDIC limits, respectively.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

15. Unit-Based Compensation

Long-Term Incentive Plan

On October 26, 2017, we adopted BP Midstream Partners LP 2017 Long Term Incentive Plan (the “LTIP”). Awards under the LTIP are available for eligible officers, directors, employees and consultants of the General Partner and its affiliates, who perform services for the Partnership. The LTIP allows the Partnership to grant unit options, unit appreciation rights, restricted units, phantom units, unit awards, cash awards, performance awards, distribution equivalent rights, substitute awards and other unit-based awards. The maximum aggregate number of common units that may be issued pursuant to the awards granted under the LTIP shall not exceed 5,502,271, subject to proportionate adjustment in the event of unit splits and similar events.

Unit-Based Awards under the LTIP

In the second quarter of 2018, we granted 3,737 phantom units to one of our independent directors in connection with her appointment to our board. These phantom units have an aggregate fair value of $75 on the respective grant date. These phantom units will vest on the first anniversary of the date of grant. As a part of the phantom unit awards, the grantees will also receive distribution equivalent rights that entitle them, prior to vesting, with distributions for the same amounts that are distributed to the common unit holders. Distribution equivalent rights accrue in the form of either cash or additional phantom units. These phantom units do not convey voting rights.

The following is a summary of phantom unit award activities of the Partnership’s common units in 2018:

	Phantom Units
	Number of Units	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2017	8,468	$17.48
Granted	3,737	20.07
Vested	(8,468)	17.48
Outstanding at December 31, 2018	3,737	$20.07

Total compensation expense recognized for phantom unit awards were $177, $19 and $0 for 2018, 2017 and 2016, respectively. These amounts are included in General and administrative – related parties on the consolidated statements of operations. The unrecognized compensation cost related to phantom unit awards was $27 at December 31, 2018, which is expected to be recognized over a weighted average period of 0.4 years. There were no forfeitures in the year ended December 31, 2018.

16. Variable Interest Entity

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

On October 30, 2017, our Parent contributed to us 20% of its economic interest and 100% of its managing member interest in Mardi Gras. The remainder of the economic interest in Mardi Gras was held 79% by BP Pipelines and 1% by an affiliate of BP. Through our managing member interest in Mardi Gras, we have the right to vote 100% of Mardi Gras’ interest in each of the Mardi Gras Joint Ventures. We determined that Mardi Gras is a variable interest entity because (i) we hold disproportional voting rights as compared to our economic interest in Mardi Gras, and (ii) substantially all of Mardi Gras’ activities involve or are conducted on behalf of our Parent, which holds disproportionately few voting rights.

On October 1, 2018, pursuant to the Interest Purchase Agreement with BP Products, BP Offshore, and BP Pipelines we completed the acquisition of an additional 45% interest in Mardi Gras from BP Pipelines. This reduced the non-controlling interest on Mardi Gras from 80% to 35%.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

The managing member interest in Mardi Gras provides us with the unilateral power to direct the activities of Mardi Gras that most significantly impacts its economic performance including the right to exercise the voting rights of BP for each of the Mardi Gras Joint Ventures. In addition, our obligations to absorb the expected losses of and the right to receive the residual returns from Mardi Gras relative to our economic ownership is significant to Mardi Gras. As a result, we are the primary beneficiary of Mardi Gras and consolidate Mardi Gras.

We have the obligation to provide financial support to Mardi Gras if all of its members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at December 31, 2018 and 2017. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

The financial positions of Mardi Gras at December 31, 2018 and 2017 and its financial performance and cash flows for the years then ended, as reflected in our consolidated financial statements, are as follows:

	As of December 31,
	2018	2017
Balance sheet
Equity method investments	$402,783	$422,438
Non-controlling interests	$140,974	$342,330

	For the Year Ended December 31, 2018	October 30, 2017 - December 31, 2017
Statement of operations
Income from equity method investments	$47,936	$10,123
Less: Net income attributable to non-controlling interests	32,619	8,099
Net impact on Net income attributable to the Partnership	$15,317	$2,024

	For the Year Ended December 31, 2018	October 30, 2017 - December 31, 2017
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$47,936	$10,123
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	19,655	7,242
Cash flows from financing activities
Distributions of prorated fourth quarter joint venture dividends to prior owners	—	(5,474)
Distributions to non-controlling interests	(46,412)	(9,513)
Cash flows used in financing activities	(46,412)	(14,987)
Net change on BPMP's cash and cash equivalents	$21,179	$2,378

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

17. Subsequent Events

We have evaluated subsequent events through the issuance of these consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the items noted below, that require recognition or disclosure in the consolidated financial statements.

Distribution

On February 14, 2019, we paid a cash distribution of $0.3015 per limited partner unit to unitholders of record on January 31, 2019, for the period from October 1 through December 31, 2018. The total distribution paid was $31.6 million, with $14.4 million to our non-affiliated common unitholders and $17.2 million to BP Holdco for its ownership of our common and subordinated units.

Credit Facility Waiver

On February 20, 2019, we entered into a Credit Facility Waiver Agreement (“Waiver”) whereby the lender agreed to waive certain terms on our outstanding $468.0 million borrowings. The original loan repayment date of March 29, 2019 is waived and amended and modified to April 1, 2020. Current accrued interest will be due on March 29, 2019 and thereafter accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on April 1, 2020. All other terms of the credit facility remain the same. Pursuant to this waiver, we have classified the $468.0 million outstanding as Long-term debt on our consolidated balance sheet at December 31, 2018.

18. Selected Quarterly Financial Data (Unaudited)

(in thousands of dollars, except for per unit data)	Total Revenues	Income before Income Taxes	Net Income	Net Income Attributable to Partnership		Limited Partners' Interest in Net Income Attributable to Partnership		Net Income per Common Unit – Basic and Diluted (in dollars)
2018
First	$26,619	$40,708	$40,708	$30,539		$30,539		$0.29
Second	28,935	40,192	40,192	30,470		30,470		0.29
Third	32,074	43,491	43,491	35,219		35,219		0.34
Fourth	28,811	41,285	41,285	36,829		36,829		0.35

2017
First	$26,643	$20,182	$12,299	*		*		*
Second	26,885	20,307	12,374	*		*		*
Third	27,016	18,952	11,549	*		*		*
Fourth	27,607	34,853	32,754	29,874	(1)	21,775	(1)	0.21	(1)
* Information is not applicable for the periods prior to the IPO. (1) Subsequent to the IPO.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PREVIOUS INDEPENDENT ACCOUNTANTS

On March 9, 2018, we dismissed Ernst & Young LLP (“EY”) as our independent accountants. The Partnership’s change in independent registered public accounting firm followed a competitive tender process conducted by the Partnership’s parent, BP plc (“BP”), in accordance with UK and European Union law requirements - in particular, the UK Corporate Governance Code and the reforms of the audit market by the Competition and Markets Authority and the European Union - which require that companies put their external audit out to tender at least every ten years and change its independent registered public accounting firm at least every twenty years.

In connection with the audits for the years ended December 31, 2017 and 2016, there were no disagreements with EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of EY would have caused them to make reference thereto in their report on our financial statements for such years.

The reports of EY on the Partnership’s consolidated financial statements for the years ended December 31, 2017 and 2016 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During 2017 and 2016, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

NEW INDEPENDENT ACCOUNTANTS

Upon the recommendation of our Audit Committee, our Board of Directors of BP Midstream Partners GP LLC appointed Deloitte & Touche LLP ("Deloitte") as the Partnership’s new independent registered public accounting firm to audit the Partnership’s financial statements for the fiscal year ending December 31, 2018. The engagement of Deloitte as the independent registered public accounting firm of the Partnership was unanimously approved by the Audit Committee.

Item 9A. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

The management of our general partner, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to the management of our general partner regarding the preparation and fair presentation of published financial statements.

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2018, the management of our general partner used the criteria established in the UK Financial Reporting Council’s Guidance on Risk Management, Internal Control and Related Financial and Business Reporting. As a result of this assessment and based on the criteria in the UK Financial Reporting Council’s Guidance, management of our general partner has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Deloitte & Touche LLP, our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting, which is contained herein.

Changes in Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with US GAAP.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018. Based on our assessment, our internal controls over financial reporting were effective. There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of BP Midstream Partners GP LLC and the
Partners of BP Midstream Partners LP
Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BP Midstream Partners LP and subsidiaries (the “Partnership”) as of December 31, 2018, based on criteria established in the UK Financial Reporting Council’s Guidance on Risk Management, Internal Control and Related Financial and Business Reporting. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the UK Financial Reporting Council’s Guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Partnership and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2019

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

For purposes of this disclosure, we refer to BP p.l.c. and its subsidiaries other than us, the General Partner and BP Midstream Partners Holdings LLC as the “BP Group.”  References to actions taken by the BP Group mean actions taken by the applicable BP Group company. None of the payments disclosed below were made in U.S. dollars however, for disclosure purposes, all have been converted into U.S. dollars at the appropriate exchange rate. We do not believe that any of the transactions or activities listed below violated U.S. sanctions:

•
Prior to November 30, 2018, Rhum, located in the UK sector of the North Sea, was operated by BP Exploration Operating Company Limited ("BPEOC"), a non-US subsidiary of BP, and Rhum was owned under a 50:50 unincorporated joint arrangement between BPEOC and Iranian Oil Company (U.K.) Limited ("IOC") which was initially established in 1974. During 2018, BP recorded gross revenues of $177.3 million related to its interests in Rhum. BP had a net profit of $87.7 million for the year ended December 31, 2018.

•
BP has sought to carry out its role as operator of the Rhum joint arrangement in compliance with US sanctions and has obtained a series of specific OFAC Licenses relating to the ongoing operation of the Rhum field.

•
In November 2017, BPEOC entered into an agreement with IOC for the sale and purchase of an IOC entitlement to Forties blend crude oil. The parties agreed to set off the purchase price - £29.89 million ($39.88 million equivalent) - against IOC’s share of operating costs incurred or to be incurred by BPEOC as operator of the Rhum field under the Rhum joint operating agreement. 604,976 net barrels of Forties blend crude oil was loaded at a North Sea terminal in January 2018 and delivered to BP’s Rotterdam refinery. Upon delivery at BP’s Rotterdam refinery, the Forties blend crude oil was comingled with other products for refining, and therefore BP is unable to ascertain an amount of gross revenue or gross profit attributable to it.

•
During 2018, BPEOC received £0.22 million ($0.3 million equivalent) (net of tariffs) from BPEOC Forties Pipeline System in respect of monies owed to IOC in relation to the purchase of IOC’s share of Onshore Raw Gas at the Kinneil terminal of the Forties Pipeline System. BP and IOC agreed to set off the £0.22 million ($0.3 million equivalent) against IOC’s share of operating costs incurred or to be incurred by BPEOC as operator of the Rhum field under the Rhum joint operating agreement.

•
During 2018, BPEOC received £2.79 million ($3.73 million equivalent) (net of tariffs) from a non-US third party in respect of the sale to such non-US third party of certain NGLs redelivered from the St Fergus terminal. These NGLs had been acquired by BPEOC from IOC at the St. Fergus terminal. BP and IOC agreed to set off the £2.79 million ($3.73 million equivalent) against IOC’s share of operating costs incurred by BPEOC as operator of the Rhum field under the Rhum joint operating agreement.

•
On November 30, 2018, BP completed the sale of its ownership stake in the Rhum joint arrangement and transferred its role as operator to Serica. Prior to the sale, on October 5, 2018, Serica and BP received a conditional license from OFAC relating to the ongoing operation of the Rhum field. The license was valid until October 31, 2019 and was conditional upon arrangements being put in place before November 5, 2018 relating to the interests in Rhum held by IOC. An updated license from OFAC on substantially the same terms was issued on November 2, 2018 and on the same date the conditions in such OFAC license in respect of the interest in Rhum held by IOC were met in full. These conditions were satisfied through arrangements which provide that all benefits accruing from and relating to IOC’s interest in Rhum will be held in escrow, by a trust and management company ("Rhum Management Company") set up for this purpose, for such period as U.S. sanctions apply. The arrangements are designed to ensure that neither IOC nor any direct or indirect parent company of IOC (including any member of the Government of Iran) will derive any economic benefit from Rhum, or exercise any decision-making powers in respect of Rhum, during that period. From satisfaction of the OFAC license conditions on November 2, 2018, BP dealt with the Rhum Management Company in respect of Rhum joint venture matters.

•
In December 2018, BP made a cash transfer of £2.69 million ($3.59 million equivalent) to Rhum Management Company. This transfer represented the net amount of IOC funds in the Rhum joint venture account which had not, to that date, been set off against IOC’s share of operating costs incurred by BPEOC as operator of the Rhum field under the Rhum joint operating agreement.

•
BP does not expect to enter into any further similar arrangements with IOC or any member of the Government of Iran in relation to the Rhum field. BP will continue to purchase from Serica’s liftings from Rhum or provide services to Serica as the operator of Rhum.

•
On July 17, 2018 BP Iran Limited terminated its lease of an office in Tehran. The office had been used for administrative activities. In 2018, taxes, including rental tax payments associated with the Tehran office, with an aggregate US dollar equivalent value of approximately $11,000, were paid from a BP trust account held with Tadvin Co. to Iranian public entities. No gross revenues or net profits were attributable to these activities.

•
During 2018, certain BP employees visited Iran for the purpose of meetings with Iranian government officials and other Iranian nationals and attending conferences. Payments were made to Iranian public entities for visas and taxes in relation to such visits with an aggregate US dollar equivalent value of approximately $3,000. In addition, certain BP employees met with Iranian government officials and other Iranian nationals outside of Iran. No gross revenues or net profits were attributable to these activities, save where otherwise disclosed. BP will continue to monitor and assess business opportunities in Iran which are compliant with EU and US laws applicable to BP including potentially attending meetings in connection with this purpose.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of BP Midstream Partners LP

We are managed and operated by the board of directors and executive officers of our general partner, BP Midstream Partners GP LLC. Our general partner is controlled by BP Holdco, a wholly owned subsidiary of BP Pipelines. All of the officers and certain of the directors of our general partner are also officers and directors of BP Pipelines or its affiliates. Neither our general partner nor its board of directors is elected by our unitholders. BP Holdco is the sole member of our general partner and has the right to appoint our general partner’s entire board of directors, including at least three independent directors meeting the independence standards established by the NYSE. Our unitholders are not entitled to directly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.

Our general partner has eight directors. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members within one year of the listing of our common units on the NYSE, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.

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

Our operations are conducted through, and our assets are owned by, various subsidiaries. However, neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring personnel or by obtaining services of personnel employed by BP, BP Pipelines or third parties, but we sometimes refer to these individuals, for drafting convenience only, in this Annual Report as our employees because they provide services directly to us. These operations personnel primarily provide services with respect to the assets we operate: BP2, River Rouge and Diamondback. Mars, Ursa, and the Mardi Gras Joint Ventures are operated by an affiliate of Shell. KM Phoenix is operated by an affiliate of Kinder Morgan.

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

Name	Age*	Position with BP Midstream Partners GP LLC
Robert P. Zinsmeister	61	Director, Chief Executive Officer
Craig W. Coburn	54	Director, Chief Financial Officer
Mark Frena	59	Chief Development Officer
Gerald J. Maret	61	Chief Operating Officer
Hans F. Boas	53	Chief Legal Counsel and Secretary
J. Douglas Sparkman	61	Director, Chairman of the Board of Directors
Brian D. Smith	51	Director
Clive Christison	47	Director
Walter Clements	59	Independent Director
Robert Malone	67	Independent Director
Michele F. Joy	63	Independent Director

(*)	On February 28, 2019.

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

Brian D. Smith became a member of the board of directors of our general partner in September 2017. Effective January 2019, Mr. Smith was named Vice President, Commercial Funding (Downstream & Integrated Supply and Trading), Treasury. From July 2008 to present, Mr. Smith has served as Vice President, Structured Finance – Western Hemisphere within BP Treasury. Prior to that date, Mr. Smith served in multiple management roles, including Head of Developments Finance, Gulf of Mexico and Planning and Strategy Manager, North American Gas. Mr. Smith has over 25 years of oil and gas industry experience, primarily with ARCO and BP. Mr. Smith received a BS, Foreign Service from Georgetown University and an MBA from University of California at Los

Angeles. We believe that Mr. Smith’s significant experience in finance and treasury makes him qualified to serve as a member of the board of directors of our general partner.

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

Walter Clements became an independent member of our board of directors, effective upon our listing on the NYSE. Effective January 2019, Mr. Clements was named Associate Dean of Executive Education at University of Notre Dame’s Mendoza College of Business in addition to his role as Teaching Professor of Finance at the college where he has served since August 2012. Previously, from August 2010 to July 2012, Mr. Clements served as a Visiting Lecturer of Finance at Indiana University. Additionally, Mr. Clements currently consults for new ventures and has 28 years of experience in the energy industry. Mr. Clements has an undergraduate degree in Accounting from Indiana University, and MBA from the University of Chicago, and is a Certified Public Accountant. We believe that Mr. Clements’ extensive experience in finance makes him qualified to serve as a member of the board of directors of our general partner.

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

Michele F. Joy became an independent member of our board of directors in May 2018. She has served as Vice President, Regulatory and Major Projects of the general partner of Shell Midstream Partners ("SHLX") from 2014 to 2017, when she resigned and retired from Shell. From April 2012, Ms. Joy also served as Vice President, SPLC and General Manager of Major Projects and Regulatory for Shell Oil Company. Ms. Joy split her time between her roles at SPLC and time devoted to SHLX’s business and affairs. She was responsible for SPLC and SHLX planning and long term growth, as well as regulatory compliance. Ms. Joy joined SPLC in 2006 as Director of Joint Interests. From 2008 to 2012, she was General Manager, Business Development for SPLC during a period of significant growth. She has also served as a Shell representative on a number of joint ventures, including Colonial, LOOP LLC, Poseidon Pipeline Company LLC and Explorer Pipeline Company. Ms. Joy was a member of the Department of Transportation’s Hazardous Liquid Pipeline Safety Advisory Committee and the Association of Oil Pipeline’s Economic Regulatory Committee until her retirement. Prior to joining Shell, Ms. Joy served as the General Counsel for the Association of Oil Pipe Lines from 1991 to 2006. In that role, she was involved in the industry’s and regulators’ joint work to simplify economic regulation at the FERC; improve pipeline safety at DOT (including pipeline integrity and the elimination of outside force damage); and support the EPA’s environmental improvements such as ultra-low sulfur diesel implementation. Ms. Joy also served five years as an adjunct professor at Northwestern University’s Transportation Institute and spent eight years in private practice focusing on gas and electric regulation and international law. Ms. Joy earned a Bachelor of Arts from Carleton College and a Juris Doctor from American University. We believe that Ms. Joy's extensive experience in finance makes her qualified to serve as a member of the board of directors of our general partner.

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

We are, however, required to have an audit committee of at least three members, all of whom satisfy the independence and experience standards established by the NYSE and the Exchange Act. The board of directors has affirmatively found Walter Clements, Robert Malone and Michele Joy to be independent under such standards.

Committees of the Board of Directors

The board of directors of our general partner has a standing audit committee and an ad-hoc conflicts committee. We do not have a compensation committee, but rather that the board of directors of our general partner will approve equity grants to eligible directors and employees.

Audit Committee

Our general partner has an audit committee composed of at least three members, each of whom meet the independence and experience standards established by the NYSE and the Exchange Act. The audit committee of the board of directors of our general partner assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm.

The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee and our management, as necessary. Mr. Robert Malone, Mr. Walter Clements, and Ms. Michele Joy comprise the members of the audit committee. Each of the members satisfy the definition of audit committee financial expert for purposes of the SEC’s rules.

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

Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required, we believe that all of the officers and managing board members of our general partner and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements during fiscal year 2018.

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

Our general partner does not have a compensation committee and does not currently expect to put one in place.

Summary Compensation Table

The following summarizes the total compensation paid to our executive officers by BPMP for their services in relation to our business in 2018.

Name and Principal Position(1)	Year	Salary	Stock Awards	Bonus	Stock Options	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert P. Zinsmeister, Chief Executive Officer and Director	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
Craig W. Coburn, Chief Financial Officer and Director	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
Mark Frena, Chief Development Officer	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
Gerald J. Maret, Chief Operating Officer	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
Hans F. Boas, Chief Legal Counsel and Secretary	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—

(1)
Messrs. Zinsmeister, Coburn, Frena, Maret and Boas devote a portion of their overall working time to our business. Except for the fixed administrative fee we paid to BP Pipelines under the omnibus agreement, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2018 or 2017.

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

Outstanding Equity Awards at Fiscal Year End Table

The following summarizes the outstanding equity awards at 2018 fiscal year end.

	Option awards					Stock awards
Name	Number of Securities of Underlying Unexercised Options (#) Exercisable	Number of Securities of Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Robert P. Zinsmeister	—	—	—	—	—	—	—	—	—
Craig W. Coburn	—	—	—	—	—	—	—	—	—
Mark Frena	—	—	—	—	—	—	—	—	—
Gerald J. Maret	—	—	—	—	—	—	—	—	—
Hans F. Boas	—	—	—	—	—	—	—	—	—

Director Compensation

The executive officers or employees of our general partner or of BP who also serve as directors of our general partner do not receive any additional compensation from us for their service as a director of our general partner. Directors of our general partner who are not also officers or employees of BP (“non-employee director”) will receive compensation for services on our general partner’s board of directors and committees thereof. We currently pay such directors a cash retainer of $75,000, payable quarterly in arrears. We also currently pay the chair of the audit committee and the chair of the conflicts committee, as applicable, an additional cash retainer of $20,000, payable quarterly in arrears. We also award an annual equity-based grant under the LTIP. Non-employee directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors and committee meetings.

For 2017, each non-employee director received an award of phantom units under the LTIP valued at approximately $75,000. Mr. Clements was awarded 4,166 phantom units under the LTIP on October 30, 2017, and Mr. Malone was awarded 4,302 phantom units under the LTIP on November 28, 2017. For 2018, Ms. Joy received an award of 3,737 phantom units under the LTIP valued at approximately $75,000. The phantom units vest in full on the first anniversary of the date of grant but are not settled until the second anniversary of grant. Each member of the board of directors of our general partner will be indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Non-Employee Director Compensation Table

The following summarizes the compensation for our non-employee directors for 2018.

Name (1)	Fee Earned or Paid in Cash	Unit Awards(2)	Option Awards	Non-Equity Inventive Plan Compensation	Non-Qualified Compensation	Deferred Earnings	All Other Compensation	Total
Walter Clements	$79,213	$—	$—	$—	$—	$—	$—	$79,213
Robert Malone	99,351	—	—	—	—	—	—	99,351
Michele F. Joy	78,358	75,002	—	—	—	—	—	153,360

(1)
Mr. Clements was appointed to the board of directors on October 25, 2017. Mr. Malone was appointed to the board of directors on November 14, 2017. Ms. Joy was appointed to the board of directors on May 8, 2018.

(2)
Amounts reported in this column reflect the aggregate grant date fair value of the phantom units, computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures. For more information, please see Part II, Item 8, Note 15 - Unit-Based Compensation. As of December 31, 2018, there were 3,737 phantom units outstanding under the LTIP, held by Ms. Joy.

Pay Ratio Disclosure

We do not have any employees. The officers and all other personnel necessary for our business are employed and compensated by BP, subject to the administrative services fee in accordance with the terms of the omnibus agreement and our operating agreements. Therefore we are unable to provide an estimate of the relationship of the median of the annual total compensation of our employees and the annual total compensation of our chief executive officer.

Compensation Committee Report

We do not have a Compensation Committee. Accordingly, the Compensation Committee Report required by Item 407(e)(5) of Regulation S-K is given by the board of directors of our general partner. The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis presented above with management and, based on such review and discussions, the board has approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Members of the board of directors of BP Midstream Partners GP LLC:
J. Douglas Sparkman
Robert P. Zinsmeister
Craig W. Coburn
Brian D. Smith
Clive Christison
Walter Clements
Robert Malone
Michele F. Joy

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common and subordinated units of BP Midstream Partners LP held by beneficial owners of 5% or more of such units, by each director and named executive officer of our general partner and by the directors and executive officers of our general partner as a group. The percentage of units beneficially owned is based on 52,384,003 common units and 52,375,535 subordinated units outstanding.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
BP Midstream Holdings LLC (2)	4,581,177	8.7%	52,375,535	100%	54.4%
Tortoise Capital Advisors, L.L.C. 11550 Ash Street Suite 300 Leawood, KS 66211 (3)	6,192,992	11.8%	—	—	5.9%
Salient Capital Advisors, LLC 4265 San Felipe 8th Floor Houston, Texas 77027 (4)	5,434,936	10.4%	—	—	5.2%
Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars Third Floor Los Angeles, CA 90067 (5)	5,341,812	10.2%	—	—	5.1%
Chickasaw Capital Management, LLC 6075 Poplar Ave. Suite 720 Memphis, TN 38119 (6)	4,376,240	8.4%	—	—	4.2%
Clearbridge Investments, LLC 620 8th Avenue New York, NY 10018 (7)	4,077,493	7.8%	—	—	3.9%
Harvest Fund Advisors LLC 100 W. Lancaster Avenue Suite 200 Wayne, PA 19087 (8)	3,122,817	6.0%	—	—	3.0%
Energy Income Partners, LLC 10 Wright Street Westport, Connecticut 06880 (9)	2,644,971	5.0%	—	—	2.5%
Robert P. Zinsmeister	5,555	*	—	—	*
Craig W. Coburn	3,500	*	—	—	*
Mark Frena	5,555	*	—	—	*
Gerald J. Maret	2,500	*	—	—	*
Hans F. Boas	—	—	—	—	—
J. Douglas Sparkman	5,555	*	—	—	*
Brian D. Smith	—	—	—	—	—
Clive Christison	2,500	*	—	—	*
Walter Clements	4,166	*	—	—	*
Robert Malone	4,302	*	—	—	*
Michele F. Joy (10)	3,737	*	—	—	*
Directors and executive officers as a group (11 persons)	37,370	*	—	—	*

(*)	Indicates beneficial ownership of less than 1%.

(1)	The address for all beneficial owners in this table, except as noted in the table, is 501 Westlake Park Boulevard, Houston, Texas 77079.

(2)
BP Holdco is a wholly owned subsidiary of BP Pipelines (North America) Inc. and owns the common and subordinated units presented above. BP Pipelines (North America) Inc. may be deemed to beneficially own the units held by BP Holdco.

(3)	Based solely on a Schedule 13G/A filed by Tortoise Capital Advisors, L.L.C. on February 12, 2019.

(4)	Based solely on a Schedule 13G filed by Salient Capital Advisors, LLC on January 15, 2019.

(5)	Based solely on a Schedule 13G/A filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne on January 9, 2019.

(6)	Based solely on a Schedule 13G/A filed by Chickasaw Capital Management, LLC on February 1, 2019.

(7)	Based solely on a Schedule 13G/A filed by Clearbridge Investments, LLC on February 14, 2019.

(8)	Based solely on a Schedule 13G/A filed by Harvest Fund Advisors LLC and Eric M. Conklin on February 14, 2019.

(9)	Based solely on a Schedule 13G filed by Energy Income Partners, LLC, James Murchie, Eva Pao, Saul Ballesteros, and John Tysseland on February 14, 2019.

(10)	Represents Phantom Units granted under the LTIP and are subject to the terms thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about all existing equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,737	(2)	—	5,490,066
Equity compensation plans not approved by security holders	—		—	—
Total	3,737		—	5,490,066

(1)	The amounts shown represents common units available under the LTIP as of December 31, 2018.

(2)	Represents Phantom Units granted under the LTIP and are subject to the terms thereunder.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 27, 2019, BP Holdco owns 4,581,177 common units and 52,375,535 subordinated units representing an aggregate approximately 54.4% limited partner interest in us (excluding the incentive distribution rights, which cannot be expressed as a fixed percentage), and owns and controls our general partner. BP Holdco also appoints all of the directors of our general partner, which owns a non-economic general partner interest in us and owns the incentive distribution rights.

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

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and any liquidation of the Partnership.

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

Agreements Governing the Formation Transactions

We entered into various documents and agreements with BP, as described in detail below. These agreements are not the result of arm’s-length negotiations. However, we believe that these fees are substantially equivalent to the fees that we would expect to charge others for similar services.

Omnibus Agreement

In connection with the IPO, we entered into an omnibus agreement with BP Pipelines and our general partner that addresses the following matters:

•
our payment of an annual administrative fee of $13.3 million, for the provision of general and administrative services and, in addition, to reimburse personnel and other costs related to the direct operation, management and maintenance of the assets by BP Pipelines and its affiliates;

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

Payment of Administrative Fee and Reimbursement of Expenses.    We have agreed to pay BP Pipelines an administrative fee in connection with the IPO, of $13.3 million annually (payable in equal monthly installments), to reimburse BP Pipelines and its affiliates for the provision of certain general and administrative services for our benefit, including services related to the following areas: executive management services; financial management and administrative services (such as treasury and accounting);

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

The fee was adjusted to $13.6 million per year, payable in equal monthly installments, beginning on January 1, 2019. Our general partner, in good faith, may adjust the administrative fee to reflect, among others, any change in the level or complexity of our operations, a change in the scope or cost of services provided to us, inflation or a change in law or other regulatory requirements, the contribution, acquisition or disposition of our assets or any material change in our operation activities.

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

Contracts with Affiliates

Mardi Gras Limited Liability Company Agreement

General.   The Partnership, BP Pipelines and Standard Oil have entered into an amended and restated limited liability company agreement for Mardi Gras (the “Mardi Gras LLC Agreement”) that provides us with a 65% managing member interest in Mardi Gras and BP Pipelines and Standard Oil retained a 34% and a 1% interest in Mardi Gras, respectively. The Mardi Gras LLC Agreement governs the ownership and management of Mardi Gras. The purpose of Mardi Gras under the Mardi Gras LLC Agreement is to engage directly or indirectly in any lawful business activity that is approved by us as the managing member, which includes the voting of Mardi Gras’ ownership interests in each of the Mardi Gras Joint Ventures.

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

Interest Purchase Agreement

On October 1, 2018, the Partnership entered into the Interest Purchase Agreement with BP Products, BP Offshore, and BP Pipelines to acquire (i) an additional 45.0% interest in Mardi Gras from BP Pipelines, (ii) a 25.0% interest in KM Phoenix from BP Products, and (iii) a 22.7% interest in Ursa from BP Offshore in exchange for aggregate consideration of $468.0 million, funded with borrowings under the Partnership’s revolving credit facility.

Revolving Credit Facility

We entered into a unsecured revolving credit facility with an affiliate of BP. The credit facility has a borrowing capacity of $600.0 million, under which $468.0 million was drawn to fund our October 2018 acquisition and is outstanding as of December 31, 2018. The credit facility provides for certain covenants, including the requirement to maintain a consolidated leverage ratio not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of our general partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our ratio of total indebtedness to consolidated EBITDA (as defined in the credit facility) to exceed 4.5 to 1.0.

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

On February 20, 2019, we entered into a Credit Facility Waiver Agreement (“Waiver”) whereby the lender agreed to waive certain terms on our outstanding $468.0 million borrowings. The original loan repayment date of March 29, 2019 is waived and amended and modified to April 1, 2020. Current accrued interest will be due on March 29, 2019 and thereafter accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on April 1, 2020. All other terms of the credit facility remain the same. This agreement is filed as Exhibit 10.13 herein. Pursuant to this waiver, we have classified the $468.0 million outstanding as Long-term debt on our consolidated balance sheet at December 31, 2018.

Transportation Revenues

During the year ended December 31, 2018, we recognized transportation revenues of $105.7 million related to volumes transported on the Wholly Owned Assets from companies affiliated with BP.

These transactions were conducted at posted tariff rates or prices that we believe approximate market rates. These amounts do not include revenues from Mars, Ursa, KM Phoenix or the Mardi Gras Joint Ventures. The transportation revenues recognized during these periods include FLA amounts settled with BP. On October 30, 2017, we entered into an agreement with an affiliate of BP governing the sale of crude oil acquired as FLA under the applicable crude oil tariffs whereby the partnership will continue to settle its FLA collected volumes with such affiliate of BP.

Throughput and Deficiency Agreements

During the year ended December 31, 2018, we recognized transportation revenues of $105.7 million and deficiency revenue of $7.9 million for a total of $113.6 million from the throughput and deficiency agreements with companies affiliated with BP.

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

Other Agreements

BP2 OpCo and River Rouge OpCo have entered into sublease agreements with BP Pipelines with respect to locations where the IPO Contributed Assets are located within BP Pipelines’ lease premises. The sublease agreements provide the right for the assets to be located on the premises and define certain services provided by BP Pipelines related to the assets on the premises. These agreements have a term of 50 years.

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

If the company is composed of only two members, the following actions require the vote of members representing 100% of the ownership interests; if the company is composed of more than two members, these actions only require the vote of 51% of the ownership interests. For purposes of the voting provisions under the Mars LLC Agreement, the Shell affiliates together constitute one member. As a result, the following actions require our approval:

•	approval of any company contracts or amendments thereto with certain Shell affiliates;

•	approval of operating and capital budgets and any amendments thereto;

•	creation of and appointments to any subcommittees to advise the management committee;

•	establishment or administration of a quality bank;

•	establishment or amendment of tariff rates applicable to the Mars pipeline system;

•	resolution of audit exceptions; and

•	any other action that, pursuant to an express provision of the Mars LLC Agreement, requires the approval of a super majority interest.

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

Mardi Gras Joint Venture Limited Liability Company Agreements

Caesar Limited Liability Company Agreement

General.    We own a 65% interest in Mardi Gras, which owns a 56% interest in Caesar, and unaffiliated third-party investors own the remaining 44%. Pursuant to the Mardi Gras LLC Agreement, we have voting power sufficient such that any cash reserves by Caesar that reduce the amount of cash distributed by Caesar requires our approval.

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

The following actions require a super majority interest of three or more members that are not affiliates holding at least 70% of the percentage interests:

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

The following actions require a majority interest of two or more members that are not affiliates holding among them at least 61% of the percentage interests:

•	approval of any expenditure or undertaking required to perform any major repair to the Caesar pipeline system;

•	approval of any action that requires the approval of the management committee but does not expressly require the approval of a unanimous interest or a super majority interest;

•	approval of any action that requires the approval of the company under the Caesar Definitive Agreements;

•	approval of the assignment by Mardi Gras to the company of certain portions of a memorandum of understanding pertaining to certain interconnections to be constructed by a third party;

•	authorization for the company to conduct an audit under certain of the Caesar Definitive Agreements and designation of the person who will be responsible for conducting such audit;

•	approval of any inspection to be made by the company under certain of the Caesar Definitive Agreements and designation of the person who will be responsible for conducting such inspection;

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

•	approval of the company’s transportation policy, as well as any amendments or modifications thereto;

•	approval by the company of any action that is designated as requiring the approval of a super majority interest under the company’s transportation policy; and

•	any other action that requires the approval of a majority interest under the Caesar LLC Agreement.

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

Cleopatra Limited Liability Company Agreement

General.    We own a 65% interest in Mardi Gras, which owns a 53% interest in Cleopatra, and unaffiliated third-party investors own the remaining 47%. Pursuant to the Mardi Gras LLC Agreement, we have voting power sufficient such that any cash reserves by Cleopatra that reduce the amount of cash distributed by Cleopatra requires our approval.

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

The following actions require a super majority interest of three or more members that are not affiliates holding at least 70% of the percentage interests:

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

The following actions require a majority interest of two or more members that are not affiliates holding among them at least 61% of the percentage interests:

•	approval of any expenditure or undertaking required to perform any major repair to the Cleopatra pipeline system;

•	approval of any action that requires the approval of the management committee but does not expressly require the approval of a unanimous interest or a super majority interest;

•	approval of any action that requires the approval of the company under the Cleopatra Definitive Agreements;

•	approval of the assignment by Mardi Gras to the company of certain portions of a memorandum of understanding pertaining to certain interconnections to be constructed by a third party;

•	authorization for the company to conduct an audit under certain of the Cleopatra Definitive Agreements and designation of the person who will be responsible for conducting such audit;

•	approval of any inspection to be made by the company under certain of the Cleopatra Definitive Agreements and designation of the person who will be responsible for conducting such inspection;

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

Proteus Limited Liability Company Agreement

General.    We own a 65% interest in Mardi Gras, which owns a 65% interest in Proteus, and unaffiliated third-party investors own the remaining 35%. Pursuant to the Mardi Gras LLC Agreement, we have voting power sufficient such that any cash reserves by Proteus that reduce the amount of cash distributed by Proteus requires our approval.

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

The following actions require a super majority interest of three or more members that are not affiliates holding at least 76% of the percentage interests:

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

•	authorization of expenditures for any single project or undertaking with capital expenditures estimated to exceed $15,000,000 but not to exceed $20,000,000 in the aggregate;

•	approval of any amendment or revision to the budget under certain of the Proteus Definitive Agreements to reflect an increase in the then current budget total;

•	execution by company of the completion certificate pursuant to certain construction agreements;

•	approval of the amount of cash reserves to be set aside before the payment of any distribution to the members;

•	approval of the company’s transportation policy, as well as any amendments or modifications thereto;

•	approval of the first operating budget under certain of the Proteus Definitive Agreements;

•	decision to reduce the 30-day or 60-day period in which payments of capital contributions must be made;

•	approval by the company of any action that is designated as requiring the approval of a super majority interest under the company’s transportation policy; and

•	any other action that, pursuant to an express provision of the Proteus LLC Agreement, requires the approval of a super majority interest.

The following actions require a majority interest of two or more members that are not affiliates holding among them at least 60% of the percentage interests:

•	approval of any expenditure or undertaking required to perform any major repair to the Proteus pipeline system;

•	approval of the amount of a capital contribution;

•	approval of any action that requires the approval of the management committee but does not expressly require the approval of a unanimous interest or a super majority interest;

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

Endymion Limited Liability Company Agreement

General.    We own a 65% interest in Mardi Gras, which owns a 65% interest in Endymion, and unaffiliated third-party investors own the remaining 35%. Pursuant to the Mardi Gras LLC Agreement, we have voting power sufficient such that any cash reserves by Endymion that reduce the amount of cash distributed by Endymion requires our approval.

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

The following actions require a super majority interest of three or more members that are not affiliates holding at least 76% of the percentage interests:

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

•	authorization of expenditures for any single project or undertaking with capital expenditures estimated to exceed $15,000,000 but not to exceed $20,000,000 in the aggregate;

•	approval of any amendment or revision to the budget under certain of the Endymion Definitive Agreements to reflect an increase in the then current budget total;

•	execution by company of the completion certificate pursuant to certain construction agreements;

•	approval of the amount of cash reserves to be set aside before the payment of any distribution to the members;

•	approval of the company’s transportation policy, as well as any amendments or modifications thereto;

•	approval of the first operating budget under certain of the Endymion Definitive Agreements;

•	decision to reduce the 30-day or 60-day period in which payments of capital contributions must be made;

•	approval by the company of any action that is designated as requiring the approval of a super majority interest under the company’s transportation policy; and

•	any other action that, pursuant to an express provision of the Endymion LLC Agreement, requires the approval of a super majority interest.

The following actions require a majority interest of two or more members that are not affiliates holding among them at least 60% of the percentage interests:

•	approval of any expenditure or undertaking required to perform any major repair to the Endymion pipeline system;

•	approval of the amount of a capital contribution;

•	approval of any action that requires the approval of the management committee but does not expressly require the approval of a unanimous interest or a super majority interest;

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

There were no related person transactions during 2018 which were required to be reported in “Certain Relationships and Related Transactions, and Director Independence” where the procedures described above did not require review, approval or ratification or where these procedures were not followed.

Director Independence

Rather than adopting categorical standards, the board of directors of our general partner assesses director independence on a case-by-case basis, in each case consistent with applicable legal requirements and the listing standards of the NYSE. After reviewing all relationships each director has with us, including the nature and extent of (i) any business, employment or familial relationships between us and each director, as well as (ii) any significant charitable contributions we make to organizations where our directors serve as board members or executive officers, the board of directors of our general partner has affirmatively determined that Walter Clements, Robert Malone, and Michele Joy have no material relationships with us and are independent as defined by the current listing standards of the NYSE.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services performed by independent registered public accounting firm, Deloitte & Touche LLP and Ernst & Young LLP for 2018 and 2017, respectively.

	2018	2017
Fees (millions of dollars)
Audit fees (1)	$1.0	$0.8
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.0	$0.8
________________________
(1) Audit fees represent amounts billed for professional services rendered in connection with (i) the audit of our annual financial statements and internal controls over financial reporting, (ii) the review of our quarterly financial statements, and (iii) services provided in connection with regulatory filings.

The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided to the Partnership. All of the fees in the table above were approved in accordance with this policy. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that Deloitte & Touche LLP’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Deloitte & Touche LLP must be pre-approved by the Audit Committee. The Audit Committee has delegated authority to approve permitted services to the Audit Committee’s Chair. Such approval must be reported to the entire Audit Committee at the next scheduled Audit Committee meeting.

The audit committee has sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and, as outlined above, (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements and Supplementary Data

The financial statements and supplementary information listed in the Index to Consolidated Financial Statements, which appears in Part II, Item 8, are filed as part of this Annual Report.

2. Financial Statement Schedules

The following financial statements are included pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09):

Mars Oil Pipeline Company, LLC	Financial Statements as of December 31, 2018 and 2017 and for the fiscal years ended December 31, 2018, 2017 and 2016.
Caesar Oil Pipeline Company, LLC	Financial Statements as of and for the fiscal years ended December 31, 2018 and 2017.
Cleopatra Gas Gathering Company, LLC	Financial Statements as of and for the fiscal years ended December 31, 2018 and 2017.

All other financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the consolidated financial statements or the notes to consolidated financial statements.

3. Exhibits

The exhibits listed in the Index to Exhibits are filed as part of this Annual Report.

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC	S-1	3.4	9/11/2017	333-220407
10.1	Contribution, Assignment and Assumption Agreement dated, October 30, 2017 by and among BP Pipelines (North America) Inc., BP Midstream Partners GP LLC, BP Midstream Partners LP, BP Midstream Partners Holdings LLC, and The Standard Oil Company.	8-K	10.1	11/1/2017	001-38260
10.2	Omnibus Agreement dated October 30, 2017 by and among BP Pipelines (North America) Inc., BP Midstream Partners LP, BP Midstream Partners GP LLC, and solely for the purposes of Articles 4 and 6, BP America Inc.	8-K	10.2	11/1/2017	001-38260
10.3	BP Midstream Partners LP Short Term Credit Facility Agreement, dated as of October 30, 2017, between BP Midstream Partners LP and North America Funding Company	8-K	10.3	11/1/2017	001-38260
10.4*	Form of Indemnification Agreement	S-1/A	10.6	9/25/2017	333-220407
10.5	BP Two Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.4	11/1/2017	001-38260
10.6	BP River Rouge Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.5	11/1/2017	001-38260
10.7	BP D-B Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.6	11/1/2017	001-38260
10.8	Second Amended and Restated Limited Liability Company Agreement of Mardi Gras Transportation System Company LLC dated October 30, 2017 by and among BP Midstream Partners LP, BP Pipelines (North America) Inc. and The Standard Oil Company	8-K	10.7	11/1/2017	001-38260
10.9*	BP Midstream Partners LP 2017 Long-Term Incentive Plan	S-8	4.4	10/30/2017	333-221213
10.10*	Form of Phantom Award Agreement (Non-Employee Directors)	S-8	4.5	10/30/2017	333-221213
10.11*	Form of Phantom Award Agreement (Non-Employee Directors Deferred Settlement)	S-8	4.6	10/30/2017	333-221213
10.12	Interest Purchase Agreement dated October 1, 2018 by and among BP Products North America Inc., BP Offshore Pipelines Company LLC, BP Pipelines (North America) Inc., and BP Midstream Partners LP	8-K	10.1	10/2/2018	001-38260

10.13	Credit Facility Waiver Agreement, dated as of February 20, 2019, between BP Midstream Partners LP and North America Funding Company	X
16.1	Letter from Ernst & Young LLP regarding change in certifying accountant	X
21	List of Subsidiaries of BP Midstream Partners LP	X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm	X
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm	X
23.3	Consent of Ernst & Young LLP, independent auditors	X
23.4	Consent of Ernst & Young LLP, independent auditors	X
23.5	Consent of Ernst & Young LLP, independent auditors	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32**	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Mars Oil Pipeline Company, LLC Financial Statements as of December 31, 2018 and 2017 and for the fiscal years ended December 31, 2018, 2017 and 2016.	X
99.2	Caesar Oil Pipeline Company, LLC Financial Statements as of and for the fiscal years ended December 31, 2018 and 2017.	X
99.3	Cleopatra Gas Gathering Company, LLC Financial Statements as of and for the fiscal years ended December 31, 2018 and 2017.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Management Contract or Compensatory Plan

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

Date: February 28, 2019	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 28, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Robert P. Zinsmeister	Chief Executive Officer and Director
Robert P. Zinsmeister	(Principal Executive Officer)
BP Midstream Partners GP LLC

/s/ Craig W. Coburn	Chief Financial Officer and Director
Craig W. Coburn	(Principal Financial Officer and Principal Accounting Officer)
BP Midstream Partners GP LLC

/s/ J. Douglas Sparkman	Chairman of the Board of Directors
J. Douglas Sparkman	BP Midstream Partners GP LLC

/s/ Brian D. Smith	Director
Brian D. Smith	BP Midstream Partners GP LLC

/s/ Clive Christison	Director
Clive Christison	BP Midstream Partners GP LLC

/s/ Walter Clements	Director
Walter Clements	BP Midstream Partners GP LLC

/s/ Robert Malone	Director
Robert Malone	BP Midstream Partners GP LLC

/s/ Michele F. Joy	Director
Michele F. Joy	BP Midstream Partners GP LLC