Form 10-Q
period 2019-03-31
BP Midstream Partners LP
filed 2019-05-09
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Units, Representing Limited Partner Interests	BPMP	New York Stock Exchange
As of May 8, 2019, the registrant had 52,384,003 common units and 52,375,535 subordinated units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$60,813	$56,970
Accounts receivable – third parties	435	325
Accounts receivable – related parties	11,231	9,769
Prepaid expenses	2,822	4,667
Other current assets	565	629
Total current assets	75,866	72,360
Equity method investments (Note 4)	544,935	549,039
Property, plant and equipment, net (Note 5)	68,130	68,580
Other assets	3,737	3,224
Total assets	$692,668	$693,203

LIABILITIES
Current liabilities
Accounts payable – third parties	$171	$607
Accounts payable – related parties	1,832	2,553
Deferred revenue and credits	609	1,067
Other current liabilities (Note 6)	3,021	6,900
Total current liabilities	5,633	11,127
Long-term debt (Note 7)	468,000	468,000
Other liabilities	3,679	3,224
Total liabilities	477,312	482,351

Commitments and contingencies (Note 12)

EQUITY
Common unitholders – public (47,802,826 units issued and outstanding)	839,279	836,789
Common unitholders – BP Holdco (4,581,177 units issued and outstanding)	(61,450)	(61,684)
Subordinated unitholders – BP Holdco (52,375,535 units issued and outstanding)	(702,542)	(705,227)
General partner	198	—
Total partners' capital	75,485	69,878
Non-controlling interests	139,871	140,974
Total equity	215,356	210,852
Total liabilities and equity	$692,668	$693,203

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands of dollars, unless otherwise indicated)
Revenue
Third parties	$798	$798
Related parties	29,443	25,821
Total revenue	30,241	26,619
Costs and expenses
Operating expenses – third parties	3,328	2,619
Operating expenses – related parties	1,435	962
Maintenance expenses – third parties	285	36
Maintenance expenses – related parties	19	20
General and administrative – third parties	960	788
General and administrative – related parties	3,438	3,423
Lease expense	18	15
Depreciation	656	662
Property and other taxes	109	111
Total costs and expenses	10,248	8,636
Operating income	19,993	17,983
Income from equity method investments	24,370	22,839
Interest expense, net	3,744	114
Income before income taxes	40,619	40,708
Income tax expense	—	—
Net income	40,619	40,708
Less: Net income attributable to non-controlling interests	3,466	10,169
Net income attributable to the Partnership	$37,153	$30,539

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.35	$0.29
Subordinated units	$0.35	$0.29

Weighted average number of limited partner units outstanding - basic and diluted (in millions):
Common units – public	47.8	47.8
Common units – BP Holdco	4.6	4.6
Subordinated units – BP Holdco	52.4	52.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Partnership
(in thousands of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2017	$824,613	$(47,141)	$(538,947)	$—	$342,330	$580,855
Cumulative effect of accounting change (Note 4)	(1,253)	(120)	(1,373)	—	—	(2,746)
Net income	13,934	1,336	15,269	—	10,169	40,708
Distributions to unitholders(a)	(8,592)	(823)	(9,415)	—	—	(18,830)
Unit-based compensation	39	—	—	—	—	39
Distributions to non-controlling interests	—	—	—	—	(15,026)	(15,026)
Balance at March 31, 2018	$828,741	$(46,748)	$(534,466)	$—	$337,473	$585,000

Balance at December 31, 2018	$836,789	$(61,684)	$(705,227)	$—	$140,974	$210,852
Net income	16,863	1,616	18,476	198	3,466	40,619
Distributions to unitholders(a)	(14,413)	(1,382)	(15,791)	—	—	(31,586)
Unit-based compensation	40	—	—	—	—	40
Distributions to non-controlling interests	—	—	—	—	(4,569)	(4,569)
Balance at March 31, 2019	$839,279	$(61,450)	$(702,542)	$198	$139,871	$215,356

(a) Cash distributions paid during the three months ended March 31, 2019 and 2018 were $0.3015 and $0.1798 per unit, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands of dollars)
Cash flows from operating activities
Net income	$40,619	$40,708
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	656	662
Non-cash expenses	52	39
Income from equity method investments	(24,370)	(22,839)
Distributions of earnings received from equity method investments	25,315	25,537
Changes in operating assets and liabilities
Accounts receivable – third parties	(110)	(372)
Accounts receivable – related parties	(1,462)	(1,003)
Prepaid expenses and other current assets	1,826	(1,124)
Accounts payable – third parties	(436)	170
Accounts payable – related parties	(721)	(600)
Deferred revenue and credits	(458)	1,814
Other current liabilities	(3,870)	(932)
Net cash provided by operating activities	37,041	42,060
Cash flows from investing activities
Capital expenditures	(202)	(85)
Distributions in excess of earnings from equity method investments	3,159	6,070
Net cash provided by investing activities	2,957	5,985
Cash flows from financing activities
Distributions to unitholders	(31,586)	(18,830)
Distributions to non-controlling interests	(4,569)	(15,026)
Net cash used in financing activities	(36,155)	(33,856)
Net change in cash and cash equivalents	3,843	14,189
Cash and cash equivalents at beginning of the period	56,970	32,694
Cash and cash equivalents at end of the period	$60,813	$46,883
Supplemental cash flow information
Cash paid for interest	$8,019	$107
Cash paid for lease liabilities	15	—
Non-cash investing transactions
Accrued capital expenditures	169	198

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

On October 30, 2017, the Partnership completed its initial public offering (the "IPO") of common units representing limited partner interests. A total of 47,794,358 common units, including 5,294,358 common units pertaining to the exercise of the underwriters' over-allotment option, were issued to the public unitholders in connection with our IPO. Unless otherwise stated or the context otherwise indicates, all references to “we,” “our,” “us,” or similar expressions for time periods refer to BP Midstream Partners LP.

The term “our Parent” refers to BP Pipelines; any entity that wholly owns BP Pipelines, indirectly or directly, including BP and BP America Inc. (“BPA”), an indirect wholly owned subsidiary of BP; and any entity that is wholly owned by the aforementioned entities, excluding BP Midstream Partners LP.

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

Acquisition of Equity Interests

On October 1, 2018, pursuant to the Interest Purchase Agreement (the “Interest Purchase Agreement”) that we entered into with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines, we completed the acquisition of (i) an additional 45% interest in Mardi Gras, from BP Pipelines, (ii) a 25% interest in KM Phoenix Holdings LLC, ("KM Phoenix") a Delaware limited liability company, from BP Products, and (iii) a 22.7% interest in URSA Oil Pipeline Company LLC, ("Ursa") a Delaware limited liability company, from BP Offshore, in exchange for aggregate consideration of $468 million funded with borrowings under our revolving credit facility. The purchase was accounted for as a transaction between entities under common control; as a result, we recognized the acquired assets at their historical carrying value.

As of March 31, 2019, our assets consisted of the following:

•	BP Two Pipeline Company LLC, which owns the BP#2 crude oil pipeline system (“BP2”).

•	BP River Rouge Pipeline Company LLC, which owns the Whiting to River Rouge refined products pipeline system (“River Rouge”).

•	BP D-B Pipeline Company LLC, which owns the Diamondback diluent pipeline system (“Diamondback”). BP2, River Rouge, and Diamondback, together, are referred to as the "Wholly Owned Assets".

•	A 28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.

•	A 65% managing member interest in Mardi Gras Transportation System Company, LLC (“Mardi Gras”), which holds the following investments in joint ventures located in the Gulf of Mexico:

•	A 56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),

•	A 53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),

•	A 65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,

•	A 65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”).

•	Together Endymion, Caesar, Cleopatra and Proteus are referred to as the “Mardi Gras Joint Ventures.”

•	A 22.7% ownership interest in Ursa.

•	A 25% ownership interest in KM Phoenix.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

We generate the majority of our revenue by charging fees for the transportation of crude oil, refined products and diluent through our pipelines under long-term agreements with minimum volume commitments ("MVC"). We do not engage in the marketing and trading of any commodities. All operations are conducted in the United States, and all our long-lived assets are in the United States. Our operations consist of one reportable segment.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").

Our financial position, results of operations and cash flows consist of consolidated BP Midstream Partners LP activities and balances. All intercompany accounts and transactions within the financial statements have been eliminated for all periods presented.

Summary of Significant Accounting Policies

Other than the adoption of ASU 2016-02 described below, there have been no significant changes to our accounting policies as disclosed in Note 2 - Summary of Significant Accounting Policies in our 2018 Annual Report.

Standards Adopted

Topic 842

On February 25, 2016, the FASB issued ASU 2016-02, “Leases” followed by a series of related accounting standard updates (collectively referred to as “Topic 842”). We adopted the new standard on January 1, 2019, utilizing the modified retrospective method. The new lease standard improves transparency and comparability among organizations by requiring lessees to recognize a lease liability and a corresponding right-of-use asset for virtually all lease contracts.We elected the optional transition relief under ASU 2018-11 "Leases: Targeted Improvement" which allows us to apply the transition provision at the adoption date instead of the earliest comparative period presented in our financial statements. Therefore, we recognized and measured leases existing at the adoption date but without retrospective application. See Note 3 - Leases. No cumulative effect impact was recorded to the statement of operations or beginning balance in our statement of changes in equity.

2. Revenue Recognition

In 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers" and all related ASU’s (collectively referred to as “Topic 606”) by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with the new revenue standard. Topic 606 requires entities to recognize revenue through the application of a five-step model, which includes: (1) identification of the contract; (2) identification of the performance obligations; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations; and (5) recognition of revenue as the entity satisfies the performance obligations.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

Pipeline Transportation

Revenue from pipeline transportation is comprised of tariffs and fees associated with the transportation of liquid petroleum products, generally at published tariffs and in certain instances, revenue from MVC contracts at negotiated rates. Tariff revenue is recognized either at the point of delivery or at the point of receipt, pursuant to specifications outlined in the respective tariffs.

Billings to BP Products for deficiency volumes under its MVCs, if any, are recorded as deferred revenue and credits, a contract liability, on our condensed consolidated balance sheets, as BP Products has the right to make up the deficiency volumes within the measurement period specified by the agreements. Deferred revenue under these arrangements is recognized into revenue once it is deemed remote that the customer will meet its required annual MVC.

Allowance Oil

Our tariff for crude oil transportation at BP2 includes a fixed loss allowance (“FLA”). An FLA factor per barrel, a fixed percentage, is a separate fee that is considered a part of the transaction price under the applicable crude oil tariff to cover evaporation and other losses in transit.

In the three months ended March 31, 2019 and 2018, we recognized income of $2,484 and $2,140, respectively, related to the FLA arrangements with our Parent.

The following table provides information about disaggregated revenue:

Disaggregation of Revenue

	Three Months Ended March 31,
	2019	2018
Transportation services revenue - third parties	$798	$798
Transportation services revenue - related parties	29,443	25,821
Total ASC 606 revenue	$30,241	$26,619

The fixed portion of our existing customer contracts are summarized in the future performance obligations as of March 31, 2019. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

Future Performance Obligations

As of March 31, 2019
Remainder of 2019	$81,407
2020	109,686
Total	$191,093
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

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities:

	March 31, 2019	December 31, 2018
Receivables from contracts with customers - third parties	$435	$325
Receivables from contracts with customers - related parties	10,848	9,611
Deferred revenue and credits - related parties	609	1,067

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

3. Leases

We have elected the optional practical expedients permitted under the transition guidance within the new lease standard, which among other things, allows us to carry forward the historical accounting treatment relating to classification for existing leases upon adoption, allows us to not be required to reassess whether an expired or existing contract is or contains a lease, and allows us not to have to reassess initial direct costs for an existing lease.

In addition, we elected the optional transition guidance related to land easements that allows us to carry forward our historical accounting treatment on existing agreements upon adoption. This allowed us to not be required to assess existing land easements that were not historically accounted for as leases under Topic 840, therefore they are excluded from this disclosure.

We also elected the practical expedient to not separate lease and non-lease components for all asset classes. However, we did not elect to apply the hindsight practical expedient; therefore the non-exercised renewals were not included in the lease terms.

Beginning January 1, 2019, operating right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because our leases do not provide an explicit rate of return, we use our incremental borrowing rate based on lease term information available at the commencement date in determining the present value of lease payments.

The impact of Topic 842 on our condensed consolidated balance sheet beginning January 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized at January 1, 2019 for operating leases were as follows:

January 1, 2019
ROU Assets	$518
Current lease liability	60
Long-term lease liability	458

We have a total of four operating leases related to office space of which the term of two expires in 2036 and the other two in 2020. We have the option to terminate our leases 30 days after providing written notice of the election to terminate to the landlord. Two of our leases include a right of renewal and an annual 3% escalation on the anniversary date of lease inception. We have the option to renew our leases by giving notice to landlord not less than 60 days prior to the expiration of the lease term. We have not included the option to renew the leases in our determination of lease term because at the time of lease inception it was not certain we would exercise the renewal. We have included the variable lease payments based on the escalation percentage from above in the determination of our lease liabilities and our ROU assets. The other two leases include a non-lease component for maintenance expense. No leases include a residual value guarantee or provide us an option to acquire the real property at the end of the lease. We have no material subleasing arrangements.

Amounts recognized in the accompanying condensed consolidated balance sheet are as follows:

Lease activity	Balance sheet location	March 31, 2019
ROU assets	Other assets	$506
Current lease liability	Other current liabilities	60
Long-term lease liability	Other liabilities	448

As of March 31, 2019, the weighted average discount rate of our leases was 4.33% and the weighted average remaining lease term was 15.5 years.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

The undiscounted future minimum lease payments as of March 31, 2019 and December 31, 2018 are presented in the table below:

	Post-adoption ASC 842	Pre-adoption ASC 842
	March 31, 2019	December 31, 2018
2019	$47	$62
2020	63	63
2021	32	32
2022	33	33
2023	34	34
Thereafter	514	514
Total	$723	$738

4. Equity Method Investments

We account for our ownership interests in Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures using the equity method for financial reporting purposes. Our financial results include our proportionate share of the Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures, which is reflected in Income from equity method investments on the condensed consolidated statements of operations. We did not record any impairment loss on our equity method investments during the three months ended March 31, 2019 and 2018.

The table below summarizes the balances and activities related to each of our equity method investments ("EMI") that we recorded for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Cumulative Effect of Accounting Change(3)	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(12,158)	$11,824	$58,809	28.5%	$(2,746)	$(12,825)	$10,127	$60,117
Caesar(1)	56.0%	(5,320)	5,327	119,397	56.0%	—	(6,117)	4,326	121,795
Cleopatra(1)	53.0%	(3,445)	2,820	118,925	53.0%	—	(2,915)	1,849	122,446
Proteus(1)	65.0%	(2,340)	622	79,614	65.0%	—	(5,005)	3,414	85,553
Endymion(1)	65.0%	(1,950)	1,134	81,695	65.0%	—	(4,745)	3,123	86,574
Others(2)	Various	(3,261)	2,643	86,495	0%	—	—	—	—
Total Equity Investments		$(28,474)	$24,370	$544,935		$(2,746)	$(31,607)	$22,839	$476,485

1.	These investments are held by our investment in Mardi Gras which increased to 65% from 20% on October 1, 2018.

2.	Includes ownership in Ursa (22.7%) and KM Phoenix (25%).

3.
The financial results of Mars reflected the adoption of Topic 606 on January 1, 2018 under the modified retrospective transition method through a cumulative adjustment to equity. Our cumulative effect impact from this accounting change to our Mars investment was $(2,746), offset to equity. The Mardi Gras Joint Ventures and Ursa adopted this ASU on January 1, 2019 and there was no cumulative effect impact from the adoption. KM Phoenix adopted Topic 606 on January 1, 2018 and there was no cumulative effect impact from the adoption.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

The following table presents aggregated selected income statement data for our equity method investments on a 100% basis for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018(1)
Statement of operations
Revenue	$116,003	$112,076
Operating expenses	45,813	47,481
Net income	70,303	64,712

1.	Balances include KM Phoenix and Ursa results.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Land	$155	$155
Right-of-way assets	1,380	1,380
Buildings and improvements	12,032	12,032
Pipelines and equipment	93,879	93,617
Other	509	509
Construction in progress	221	277
Property, plant and equipment	108,176	107,970
Less: Accumulated depreciation	(40,046)	(39,390)
Property, plant and equipment, net	$68,130	$68,580

We determined that there were no impairments on our property, plant and equipment during the three months ended March 31, 2019 and 2018.

6. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Current portion of environmental remediation obligations	$546	$629
Current portion of lease liabilities	60	—
Accrued interest payable - related parties	201	4,155
Accrued liabilities	2,214	2,116
Other current liabilities	$3,021	$6,900

7. Debt

On October 30, 2017, the Partnership entered into a $600 million unsecured revolving credit facility agreement (the “Credit Facility”) with an affiliate of BP. A summary of certain key terms and covenants of the Credit Facility is included in our financial statements included in our 2018 Annual Report in Note 8 - Debt. As of March 31, 2019, the Partnership was in compliance with the covenants contained in the credit facility.

On October 1, 2018, the Partnership borrowed $468 million under the Credit Facility to fund our acquisition. See Note 1 - Business and Basis of Presentation.

On February 20, 2019, we entered into a Credit Facility Waiver Agreement (“First Waiver Agreement”) whereby the lender waived certain terms on our outstanding $468 million borrowings. The original loan repayment date of March 29, 2019 is waived

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

and amended and modified to April 1, 2020. Current accrued interest was paid on March 29, 2019, and thereafter accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on April 1, 2020. All other terms of the credit facility remain the same.

On May 3, 2019, we entered into a Second Credit Facility Waiver Agreement (“Second Waiver Agreement”) whereby the lender waived certain terms on our outstanding $468 million borrowings. The amended loan repayment date of April 1, 2020 is waived and amended and modified to November 30, 2020. Accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on November 30, 2020. All other terms of the credit facility remain the same.

Pursuant to the First Waiver Agreement and Second Waiver Agreement, we classified the $468 million outstanding as Long-term debt on our condensed consolidated balance sheet at March 31, 2019 and December 31, 2018.

There were $468 million of outstanding borrowings under the Credit Facility at March 31, 2019 and December 31, 2018. Interest charges and fees related to the Credit Facility were $4.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, the weighted average interest rate for the credit facility was 3.25%. This facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20% per annum.

8. Related Party Transactions

Related party transactions include transactions with our Parent and our Parent’s affiliates, including those entities in which our Parent has an ownership interest but does not have control. In addition to the FLA arrangements discussed in Note 2- Revenue Recognition and the Credit Facility discussed above, we have entered into the following transactions with our related parties:

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

BP Pipelines will indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before October 30, 2017, subject to certain limitations. Indemnification for any unknown environmental liabilities will be limited to liabilities due to occurrences on or before October 30, 2017, which are identified prior to October 30, 2020.

Further, the omnibus agreement addresses the granting of a license from BPA to the Partnership with respect to use of certain BP trademarks and trade name.

Cash Management Program

We have established our own cash accounts for the funding of our operating and investing activities but continued to participate in our Parent’s centralized cash management and funding system.

Related Party Revenue

We provide crude oil, refined products and diluent transportation services to related parties and generate revenue through published tariffs. We have commercial arrangements with BP Products that include MVC. See Note 9 - Related Party Transactions in our financial statements included in our 2018 Annual Report for further discussion regarding these agreements.

Our revenue from related parties was $29,443 and $25,821 for the three months ended March 31, 2019 and 2018, respectively.

We recognized $0 in deficiency revenue under the throughput and deficiency agreements with BP Products for the three months ended March 31, 2019 and 2018. We recorded $609 and $1,067 in Deferred revenue and credits on our condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively.

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

We paid our Parent an annual fee of $13.3 million in 2018 in the form of monthly installments under the omnibus agreement for general and administrative services provided by our Parent and its affiliates. The annual fee was adjusted to $13.6 million per year, payable in equal monthly installments, beginning on January 1, 2019. We also reimburse our Parent for personnel and other costs related to the direct operation, management and maintenance of the assets and services and certain direct or allocated costs and expenses incurred by our Parent or its affiliates on our behalf pursuant to the terms in the omnibus agreement.

For the three months ended March 31, 2019 and 2018, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

	Three Months Ended March 31,
	2019	2018
Operating expenses—related parties	$1,435	$962
Maintenance expenses—related parties	19	20
General and administrative—related parties	3,438	3,423
Total costs and expenses—related parties	$4,892	$4,405

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

Share-based compensation related to the employees of our Parent who provide services to us is charged to the Partnership pursuant to the terms of the omnibus agreement. The Partnership also issued its own unit-based compensation under our long-term incentive plan. See Note 13 - Unit-Based Compensation.

Non-controlling Interests

Non-controlling interests consist of the 80% ownership interest in Mardi Gras held by our Parent at March 31, 2018 compared to the 35% ownership interest held at March 31, 2019 after completion of the acquisition on October 1, 2018. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on our condensed consolidated balance sheets and Net income attributable to non-controlling interests on our condensed consolidated statements of operations.

9. Net Income Per Limited Partner Unit

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or to be Paid	Three Months Ended	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit
May 15, 2018	March 31, 2018	$—	$14,010	$14,010	$28,020	$0.2675
May 15, 2019	March 31, 2019	198	16,375	16,373	32,946	0.3126

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

Earnings in excess of distributions are allocated to the limited partners based on their respective percentage interests. Payments made to the Partnership’s unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.

In addition to the common and subordinated units, the Partnership also identified the incentive distribution rights ("IDRs") currently held by the General Partner as a participating security and uses the two-class method when calculating the net income per unit applicable to limited partners that is based on the weighted-average number of common units outstanding during the period.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the General Partner and limited partners for that reporting period. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net income attributable to the Partnership	$37,153	$30,539
Less:
Incentive distribution rights currently held by the General Partner	198	—
Limited partners' distribution declared on common units	16,375	14,010
Limited partners' distribution declared on subordinated units	16,373	14,010
Net income attributable to the Partnership in excess of distributions	$4,207	$2,519

	Three Months Ended March 31, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$198	$16,375	$16,373	$32,946
Net income attributable to the Partnership in excess of distributions	—	2,104	2,103	4,207
Net income attributable to the Partnership	$198	$18,479	$18,476	$37,153
Weighted average units outstanding:
Basic		52,384	52,376	104,760
Diluted		52,394	52,376	104,770
Net income per limited partner unit (in dollars):
Basic		$0.35	$0.35
Diluted		$0.35	$0.35

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
Weighted average units:
Basic		52,376	52,376	104,752
Diluted		52,378	52,376	104,754
Net income per limited partner unit (in dollars):
Basic		$0.29	$0.29
Diluted		$0.29	$0.29

10. Fair Value Measurements

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

The carrying amounts of our accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature.

The carrying value of borrowings under our revolving credit facility as of March 31, 2019 and December 31, 2018 approximate fair value as the interest rates are reflective of market rates.

11. Income Taxes

BP Midstream Partners LP is not a taxable entity for U.S. federal and state income tax purposes. Taxes on our net income are generally borne by our partners through the allocation of taxable income. The condensed consolidated financial statements, therefore, do not include a provision for income tax.

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

Indemnification

Under our omnibus agreement, our Parent will indemnify us for certain environmental liabilities, litigation and other matters attributable to the ownership or operation of our assets prior to our ownership. For the purposes of determining the indemnified amount of any loss suffered or incurred by the Partnership, the Partnership’s ownership of 28.5% in Mars, and 65% in Mardi Gras, and Mardi Gras’ 56% ownership in Caesar, 53% ownership in Cleopatra, 65% ownership in Endymion and 65% ownership in Proteus will be considered. Indemnification for certain identified environmental liabilities is subject to a cap of $25.0 million without any deductible. Other matters covered by the omnibus agreement are subject to a cap of $15.0 million and an aggregate

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

deductible of $0.5 million before we are entitled to indemnification. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the IPO and that are identified before the third anniversary of the closing of the IPO.

The Interest Purchase Agreement contains customary representations, warranties and covenants of our Parent and the Partnership. Our Parent, on the one hand, and the Partnership, on the other hand, have agreed to indemnify each other and their respective affiliates, officers, directors and other representatives against certain losses, including those resulting from any breach of their representations, warranties or covenants contained in the Interest Purchase Agreement, subject to certain limitations and survival periods. This agreement covers the Partnership’s ownership of 22.7% in Ursa and 25% in KM Phoenix.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. We record provisions for environmental liabilities based on management’s best estimates, using all information that is available at the time. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progress, additional information is obtained, requiring revisions to estimated costs. We are indemnified by our Parent under the omnibus agreement against environmental cleanup costs for incidents that occurred prior to our ownership. Revisions to the estimated environmental liability for conditions that are not indemnified under the omnibus agreement with our Parent are reflected in our condensed consolidated statements of operations in the year in which they are probable and reasonably estimable.

We accrued $3,777 and $3,853 for environmental liabilities at March 31, 2019 and December 31, 2018, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	March 31, 2019	December 31, 2018
Current portion of environmental remediation obligations	Other current liabilities	$546	$629
Long-term portion of environmental remediation obligations	Other liabilities	3,231	3,224
Total		$3,777	$3,853

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded $3,777 and $3,853 for corresponding indemnification assets at March 31, 2019 and December 31, 2018, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	March 31, 2019	December 31, 2018
Current portion of indemnification assets	Other current assets	$546	$629
Non-current portion of indemnification assets	Other assets	3,231	3,224
Total		$3,777	$3,853

13. Unit-Based Compensation

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

Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the three months ended March 31, 2019:

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Phantom Units
	Number of Units (in units)	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2018	3,737	$20.07
Granted	15,227	16.64
Outstanding at March 31, 2019	18,964	$17.32

For the three months ended March 31, 2019 and 2018, total compensation expense recognized for phantom unit awards was $40 and $39, respectively. The unrecognized compensation cost related to phantom unit awards was $240 at March 31, 2019, which is expected to be recognized over a weighted average period of 0.8 years.

14. Variable Interest Entity

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

On October 1, 2018, pursuant to the Interest Purchase Agreement we completed the acquisition of an additional 45% interest in Mardi Gras from BP Pipelines. This reduced the non-controlling interest on Mardi Gras from 80% to 35%.

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

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at March 31, 2019 and December 31, 2018. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

The financial position of Mardi Gras at March 31, 2019 and December 31, 2018, its financial performance for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018, as reflected in our condensed consolidated financial statements, are as follows:

	March 31, 2019	December 31, 2018
Balance sheet
Equity method investments	$399,631	$402,783
Non-controlling interests	139,871	140,974

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Three Months Ended March 31,
	2019	2018
Statement of operations
Income from equity method investments	$9,903	$12,712
Less: Net income attributable to non-controlling interests	3,466	10,169
Net impact on Net income attributable to the Partnership	$6,437	$2,543

	Three Months Ended March 31,
	2019	2018
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$9,896	$12,712
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	3,159	6,070
Cash flows from financing activities
Distributions to non-controlling interests	(4,569)	(15,026)
Net change on the Partnership's cash and cash equivalents	$8,486	$3,756

15. Subsequent Events

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the items noted below, that require recognition or disclosure in the condensed consolidated financial statements.

Distribution

On April 17, 2019 we declared a cash distribution of $0.3126 per limited partner unit to unitholders of record on May 1, 2019, for the three months ended March 31, 2019. The distribution, combined with distributions to our General Partner, will be paid on May 15, 2019 and will total $32.9 million, with $14.9 million being distributed to our non-affiliated common unitholders and $18.0 million, including $0.2 million for IDRs, being distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

Credit Facility Waiver

On May 3, 2019, we entered into a Second Waiver Agreement whereby the lender waived certain terms on our outstanding $468 million borrowings. The amended loan repayment date of April 1, 2020 is waived and amended and modified to November 30, 2020. Accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on November 30, 2020. All other terms of the credit facility remain the same.

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

When used in this Quarterly Report, you can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should,” “would” or other similar expressions that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and other cautionary statements contained in this filing.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise indicates, all references to “we,” “our,” “us,” refer to the legal entity BP Midstream Partners LP (the "Partnership"). The term “our Parent” refers to BP Pipelines (North America), Inc. (“BP Pipelines”), any entity that wholly owns BP Pipelines, indirectly or directly, including BP America Inc. and BP p.l.c. (“BP”), and any entity that is wholly owned by the aforementioned entities, excluding BP Midstream Partners LP.

The following management discussion and analysis of financial conditions and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2018 (our "2018 Annual Report").

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

As of March 31, 2019, our assets consisted of the following:

•	BP Two Pipeline Company LLC, which owns the BP#2 crude oil pipeline system (“BP2”).

•	BP River Rouge Pipeline Company LLC, which owns the Whiting to River Rouge refined products pipeline system (“River Rouge”).

•
BP D-B Pipeline Company LLC, which owns the Diamondback diluent pipeline system (“Diamondback”). BP2, River Rouge, and Diamondback are in the Midwest region of the United States, and together are referred to as the "Wholly Owned Assets".

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

•
A 22.7% ownership interest in Ursa Oil Pipeline Company, LLC ("Ursa"), which owns approximately 47 miles of pipeline that provides gathering and transportation services extending from Mississippi Canyon Block 809 to West Delta Block 143.

•
A 25% ownership interest in KM Phoenix Holdings, LLC ("KM Phoenix"), which owns 13 refined products terminals located across the United States with approximately 8.1 million barrels of storage and associated infrastructure).

We generate the majority of our revenue by charging fees for the transportation of crude oil, refined products and diluent through our pipelines under long-term agreements with MVC. We do not engage in the marketing and trading of any commodities. All operations are conducted in the United States, and all our long-lived assets are in the United States. Our operations consist of one reportable segment.

Certain businesses of ours are subject to regulation by various authorities including, but not limited to the Federal Energy Regulatory Commission ("FERC"). Regulatory bodies exercise statutory authority over matters such as common carrier tariffs, construction, rates and ratemaking and agreements with customers.

Acquisition of Equity Interests

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines, we completed the acquisition of (i) an additional 45% interest in Mardi Gras, from BP Pipelines, (ii) a 25% interest in KM Phoenix Holdings LLC, a Delaware limited liability company, from BP Products, and (iii) a 22.7% interest in URSA Oil Pipeline Company LLC, a Delaware limited liability company, from BP Offshore, in exchange for aggregate consideration of $468 million funded with borrowings under our revolving credit facility. The purchase was accounted for as a transaction between entities under common control; as a result, we recognized the acquired assets at their historical carrying value.

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

Preventative Safety and Environmental Metrics

We are committed to maintaining and improving the safety, reliability and efficiency of our operations. We have implemented reporting programs requiring all employees and contractors of our Parent who provide services to us to record environmental and safety related incidents. Our management team uses these existing programs and data to evaluate trends and potential interventions to deliver on performance targets. We integrate health, occupational safety, process safety and environmental principles throughout our operations to reduce and eliminate environmental and safety related incidents.

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

Operating Expenses and Total Maintenance Spend

Operating Expenses

Our management seeks to maximize our profitability by effectively managing our operating expenses. These expenses are comprised primarily of labor expenses (including contractor services), general materials, supplies, minor maintenance, utility costs (including electricity and fuel) and insurance premiums. Utility costs fluctuate based on throughput volumes and the grades of crude oil and types of refined products we handle. Our other operating expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period.

Total Maintenance Spend - Wholly Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding our total maintenance requirements. Total Maintenance Spend for the three months ended March 31, 2019 and 2018, respectively, is shown in the table below:

	Three Months Ended March 31,
	2019	2018
	(in thousands of dollars)
Wholly Owned Assets
Maintenance expenses	$304	$56
Maintenance capital expenditures	202	85
Total Maintenance Spend - Wholly Owned Assets	$506	$141

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

Adjusted EBITDA and cash available for distribution are non-GAAP ("GAAP" refers to Unites States generally accepted accounting principles) supplemental financial measures, which are metrics that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations are not comparable for the periods presented in this report for the reasons described below:

Acquisition of Equity Interests

As discussed above, on October 1, 2018, pursuant to the Interest Purchase Agreement we completed the acquisition of:

•	(i) an additional 45.0% interest in Mardi Gras, from BP Pipelines,

•	(ii) a 25.0% interest in KM Phoenix Holdings, LLC, a Delaware limited liability company, from BP Products, and

•	(iii) a 22.7% interest in URSA Oil Pipeline Company LLC, a Delaware limited liability company, from BP Offshore.

Factors Affecting Our Business

Our business can be negatively affected by sustained downturns or slow growth in the economy in general and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our customers’ operations.

Customers

BP is our primary customer. Total revenue from BP represented 97.4% and 97.0% of our revenues for the three months ended March 31, 2019 and 2018, respectively. BP’s volumes represented approximately 94.9% and 94.4% of the aggregate total volumes transported on the Wholly Owned Assets for the three months ended March 31, 2019 and 2018, respectively.

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

Competition

Our pipelines face competition from a variety of alternative transportation methods including rail, water borne movements including barging and shipping, trucking and other pipelines that service the same markets as our pipelines. Competition for BP2 and River Rouge common carrier pipelines is based primarily on connectivity to sources of supply and demand, while Diamondback faces competition for Gulf Coast sourced diluent from third-party pipelines, which have made direct connections at Manhattan, Illinois. Our offshore pipelines compete for new production based on geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets.

Regulation

Our interstate common carrier pipelines are subject to regulation by various federal, state and local agencies including the FERC, the Environmental Protection Agency ("EPA") and the Department of Transportation ("DOT"). For more information on federal, state and local regulations affecting our business, see Part I, Item 1 and 2. Business and Properties in our 2018 Annual Report.

Acquisition Opportunities

We plan to pursue acquisitions of complementary assets from BP as well as third parties. We also may pursue acquisitions jointly with BP Pipelines. Neither BP nor any of its affiliates are under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will focus our acquisition strategy on transportation and midstream assets within the crude oil, natural gas and refined products sectors. We believe that we are well positioned to acquire midstream assets from BP, and particularly BP Pipelines, as well as third parties, should such opportunities arise and so long as such opportunities further the interests of the Partnership. Identifying and executing acquisitions will be a key part of our strategy so long as market conditions and other factors permit. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

Financing

We expect to fund future capital expenditures primarily from external sources, including borrowings under our $600 million Credit Facility and potential future issuances of equity and debt securities.

We intend to make cash distributions to our unitholders at a minimum distribution rate of $0.2625 per unit per quarter ($1.05 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our General Partner, as the holder of our incentive distribution rights, most of the cash generated by our operations.

Seasonality

The volumes of crude oil, refined products and diluent transported in our pipelines are directly affected by the level of supply and demand for such commodities in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenue will be substantially mitigated through using our fee-based long-term agreements with BP Products that include MVCs.

Results of Operations

The following tables and discussion contain a summary of our condensed consolidated results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands of dollars)
Revenue	$30,241	$26,619
Costs and expenses
Operating expenses	4,763	3,581
Maintenance expenses	304	56
General and administrative	4,398	4,211
Lease expense	18	15
Depreciation	656	662
Property and other taxes	109	111
Total costs and expenses	10,248	8,636
Operating income	19,993	17,983
Income from equity method investments	24,370	22,839
Interest (income) expense, net	3,744	114
Income before income taxes	40,619	40,708
Income tax expense	—	—
Net income	40,619	40,708
Less: Net income attributable to non-controlling interests	3,466	10,169
Net income attributable to the Partnership	$37,153	$30,539

Adjusted EBITDA*	$49,123	$50,252
Less: Adjusted EBITDA attributable to non-controlling interests	4,569	15,026
Adjusted EBITDA attributable to the Partnership	$44,554	$35,226
* See Reconciliation of Non-GAAP Measures below.

	Three Months Ended March 31,
Pipeline throughput (thousands of barrels per day)(1)(2)	2019	2018
BP2	306	287
Diamondback	79	82
River Rouge	69	61
Total Wholly Owned Assets	454	430

Mars	556	466

Caesar	214	206
Cleopatra(3)	27	23
Proteus	97	183
Endymion	97	183
Mardi Gras Joint Ventures	435	595

Ursa	112	64

Average revenue per barrel ($ per barrel)(2)(4)
Total Wholly Owned Assets	$0.74	$0.69
Mars	1.21	1.24
Mardi Gras Joint Ventures	0.74	0.66
Ursa	0.86	0.81
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Interest in Ursa was contributed to the Partnership on October 1, 2018 and throughput and average revenue per barrel is presented on a 100% basis for the three months ended March 31, 2019 and 2018.

(3) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(4) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Total revenue from our wholly owned assets increased by $3.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Revenue from BP2 increased by $1.6 million or 12% attributable to a 1.8 million barrel or 6.8% increase in throughput volume and a 4.4% increase in weighted average tariff rate. Revenue from FLA on BP2 increased by $0.3 million due to an increase in throughput volume as well as an increase in realized price. Revenue from River Rouge increased by $1.3 million or 18% due to a 0.7 million barrel or 13.1% increase in throughput volume and a 4.2% increase in the weighted average tariff rate. Revenue from Diamondback increased by $0.4 million or 16% due to a 15.6% increase in weighted average tariff rate partially offset by a 3.2% decrease in throughput volume. We did not recognize any revenue from minimum volume deficiency in the three months ended March 31, 2019 or 2018.

Operating expenses increased by $1.2 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 primarily due to a $0.6 million increase in insurance expense due to acquisition of assets on October 1, 2018 and a $0.3 million increase in electricity expense and asset charges for River Rouge driven by higher volumes and a $0.3 million increase in various other expenses.

Income from equity method investments increased by $1.5 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to incremental earnings from the assets acquired on October 1, 2018.

Interest expense increased by $3.6 million due to the $468 million in borrowings under our $600 million Credit Facility in October 2018 to facilitate our acquisition of assets.

Net income attributable to non-controlling interests decreased by $6.7 million due to the reduction in non-controlling interest in Mardi Gras from 80% to 35%.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(in thousands of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$40,619	$40,708
Add:
Depreciation	656	662
Interest expense, net	3,744	114
Cash distributions received from equity method investments — Mardi Gras Joint Ventures	13,055	18,782
Cash distributions received from equity method investments — Mars	12,158	12,825
Cash distributions received from equity method investments — Others	3,261	—
Less:
Income from equity method investments — Mardi Gras Joint Ventures	9,903	12,712
Income from equity method investments — Mars	11,824	10,127
Income from equity method investments — Others	2,643	—
Adjusted EBITDA	49,123	50,252
Less:
Adjusted EBITDA attributable to non-controlling interests	4,569	15,026
Adjusted EBITDA attributable to the Partnership	44,554	35,226
Add:
Net adjustments from volume deficiency agreements	(731)	1,332
Less:
Net interest paid/(received)	7,730	(16)
Maintenance capital expenditures	202	85
Cash reserves	(3,755)	—
Cash available for distribution attributable to the Partnership	$39,646	$36,489

	Three Months Ended March 31,
	2019	2018
	(in thousands of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$37,041	$42,060
Add:
Interest expense, net	3,744	114
Distribution in excess of earnings from equity method investments	3,159	6,070
Changes in other assets and liabilities	5,231	2,047
Less:
Non-cash adjustments	52	39
Adjusted EBITDA	49,123	50,252
Less:
Adjusted EBITDA attributable to non-controlling interests	4,569	15,026
Adjusted EBITDA attributable to the Partnership	44,554	35,226
Add:
Net adjustments from volume deficiency agreements	(731)	1,332
Less:
Net interest paid/(received)	7,730	(16)
Maintenance capital expenditures	202	85
Cash reserves	(3,755)	—
Cash available for distribution attributable to the Partnership	$39,646	$36,489

Capital Resources and Liquidity

We maintain separate bank accounts from our Parent which continues to provide treasury services on our General Partner’s behalf under our omnibus agreement. We expect our ongoing sources of liquidity to include cash generated from operations (including distribution from our equity method investments), borrowings under our Credit Facility and issuances of debt and additional equity securities. The entities in which we own an interest may also incur debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

Cash Distributions

The board of directors of our General Partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or approximately $110.0 million per year in the aggregate, based on the number of common and subordinated units outstanding as of March 31, 2019. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our General Partner and its affiliates.

On April 17, 2019 we declared a cash distribution of $0.3126 per limited partner unit to unitholders of record on May 1, 2019, for the three months ended March 31, 2019. The distribution, combined with distributions to our General Partner, will be paid on May 15, 2019 and will total $32.9 million, with $14.9 million being distributed to our non-affiliated common unitholders and $18.0 million, including $0.2 million for IDRs, being distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

Revolving Credit Facility

On October 30, 2017, the Partnership entered into the $600 million unsecured Credit Facility with an affiliate of BP. The Credit Facility terminates on October 30, 2022 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA (as defined in the Credit Facility), not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of our General Partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our leverage ratio to exceed 4.5 to 1.0. As of March 31, 2019, the Partnership was in compliance with the covenants contained in the Credit Facility.

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

In connection with our acquisition in the fourth quarter of 2018, we borrowed $468 million from the Credit Facility and this amount was outstanding as of March 31, 2019.

On May 3, 2019, we entered into the Second Waiver Agreement whereby the lender waived certain terms on our outstanding $468 million borrowings. The amended loan repayment date of April 1, 2020 is waived and amended and modified to November 30, 2020. Accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on November 30, 2020. All other terms of the credit facility remain the same.

Cash Flows from Our Operations

Operating Activities. We generated $37.0 million and $42.1 million in cash flow from operating activities in the three months ended March 31, 2019 and 2018, respectively. The $5.1 million decrease in cash flows from operations primarily resulted from working capital changes.

Investing Activities. Our cash flow generated by investing activities was $3.0 million and $6.0 million in the three months ended March 31, 2019 and 2018, respectively. The $3.0 million decrease in cash flow generated by investing activities was due to the reduction in distribution in excess of earnings received from equity method investments during the three months ended March 31, 2019.

Financing Activities. Our cash flow used in financing activities was $36.2 million, and $33.9 million in the three months ended March 31, 2019 and 2018, respectively. The $2.3 million increase in the usage of cash for financing activities was due to an increase of $12.8 million distributed to unitholders and a decrease of $10.5 million distributed to non-controlling interests in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Capital Expenditures

Our operations can be capital intensive, requiring investment to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures, both as defined in our partnership agreement. We are required to distinguish between maintenance capital expenditures and expansion capital expenditures in accordance with our partnership agreement, even though historically we did not make a distinction between maintenance capital expenditures and expansion capital expenditures in the same way as is required under our partnership agreement.

A summary of our capital expenditures related to the Wholly Owned Assets, for the three months ended March 31, 2019 and 2018, is shown in the table below:

	Three Months Ended March 31,
	2019	2018
	(in thousands of dollars)
Cash spent on maintenance capital expenditures	$202	$85
Increase in accrued capital expenditures	5	179
Total capital expenditures incurred	$207	$264

Our capital expenditures for the three months ended March 31, 2019 were $0.2 million, primarily associated with an upgrade on piping from boosters to mainline pumps for River Rouge. Our capital expenditures for the three months ended March 31, 2018 were $0.3 million, primarily associated with the continuation of leak detection metering upgrades for BP2.

All capital expenditures in the three months ended March 31, 2019 and 2018 were maintenance expenditures. We did not incur any expansion capital expenditures during such periods.

Contractual Obligations

There were no material changes to our contractual obligations as disclosed in our 2018 Annual Report.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies as disclosed in our 2018 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2019, does not differ materially from that discussed under Item 7A of our 2018 Annual Report.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at a reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our 2018 Annual Report. No material changes to such risk factors have occurred as of the date of this Quarterly Report.

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

We have no activity to report for the quarterly period ended March 31, 2019.

Item 6. EXHIBITS

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC	S-1	3.4	9/11/2017	333-220407
10.1	Interest Purchase Agreement dated October 1, 2018 by and among BP Products North America Inc., BP Offshore Pipelines Company LLC, BP Pipelines (North America) Inc., and BP Midstream Partners LP	8-K	10.1	10/2/2018	001-38260
10.2	Credit Facility Waiver Agreement, dated as of February 20, 2019, between BP Midstream Partners LP and North America Funding Company	10-K	10.13	2/28/2019	001-38260
10.3	Second Credit Facility Waiver Agreement, dated as of May 3, 2019, between BP Midstream Partners LP and North America Funding Company					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32*	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2019	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director