Form 10-Q
period 2019-06-30
BP Midstream Partners LP
filed 2019-08-08
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 7, 2019, the registrant had 52,387,740 common units and 52,375,535 subordinated units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$75,402	$56,970
Accounts receivable – third parties	298	325
Accounts receivable – related parties	10,423	9,769
Prepaid expenses	2,056	4,667
Other current assets	2,861	629
Total current assets	91,040	72,360
Equity method investments (Note 4)	539,933	549,039
Property, plant and equipment, net (Note 5)	65,273	68,580
Other assets	3,477	3,224
Total assets	$699,723	$693,203

LIABILITIES
Current liabilities
Accounts payable – third parties	$473	$607
Accounts payable – related parties	1,725	2,553
Deferred revenue and credits	3,630	1,067
Other current liabilities (Note 6)	3,829	6,900
Total current liabilities	9,657	11,127
Long-term debt (Note 7)	468,000	468,000
Other liabilities	3,422	3,224
Total liabilities	481,079	482,351

Commitments and contingencies (Note 12)

EQUITY
Common unitholders – public (2019 – 47,806,563 issued and outstanding; 2018 – 47,802,826 units issued and outstanding)	841,257	836,789
Common unitholders – BP Holdco (2019 and 2018 – 4,581,177 units issued and outstanding)	(61,266)	(61,684)
Subordinated unitholders – BP Holdco (2019 and 2018 – 52,375,535 units issued and outstanding)	(700,453)	(705,227)
General partner	403	—
Total partners' capital	79,941	69,878
Non-controlling interests	138,703	140,974
Total equity	218,644	210,852
Total liabilities and equity	$699,723	$693,203

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands of dollars, unless otherwise indicated)
Revenue
Third parties	$715	$766	$1,513	$1,564
Related parties	27,885	28,169	57,328	53,990
Total revenue	28,600	28,935	58,841	55,554
Costs and expenses
Operating expenses – third parties	3,380	3,017	6,708	5,636
Operating expenses – related parties	1,459	1,026	2,894	1,988
Maintenance expenses – third parties	598	847	883	883
Maintenance expenses – related parties	54	24	73	44
General and administrative – third parties	470	415	1,430	1,203
General and administrative – related parties	3,683	3,442	7,121	6,865
Lease expense	18	15	36	30
Depreciation	658	662	1,314	1,324
Impairment and other, net	1,000	—	1,000	—
Property and other taxes	141	112	250	223
Total costs and expenses	11,461	9,560	21,709	18,196
Operating income	17,139	19,375	37,132	37,358
Income from equity method investments	28,838	20,842	53,208	43,681
Interest expense, net	3,782	25	7,526	139
Income before income taxes	42,195	40,192	82,814	80,900
Income tax expense	—	—	—	—
Net income	42,195	40,192	82,814	80,900
Less: Net income attributable to non-controlling interests	4,864	9,722	8,330	19,891
Net income attributable to the Partnership	$37,331	$30,470	$74,484	$61,009

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.35	$0.29	$0.70	$0.58
Subordinated units	$0.35	$0.29	$0.70	$0.58

Weighted average number of limited partner units outstanding - basic and diluted (in millions):
Common units – public	47.8	47.8	47.8	47.8
Common units – BP Holdco	4.6	4.6	4.6	4.6
Subordinated units – BP Holdco	52.4	52.4	52.4	52.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Six Month Period Ended June 30, 2018
	Partners' Capital
(in thousands of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2017	$824,613	$(47,141)	$(538,947)	$—	$342,330	$580,855
Cumulative effect of accounting change (Note 4)	(1,253)	(120)	(1,373)	—	—	(2,746)
Net income	13,934	1,336	15,269	—	10,169	40,708
Distributions to unitholders ($0.1798 per unit) and general partner	(8,592)	(823)	(9,415)	—	—	(18,830)
Unit-based compensation	39	—	—	—	—	39
Distributions to non-controlling interests	—	—	—	—	(15,026)	(15,026)
Balance at March 31, 2018	828,741	(46,748)	(534,466)	—	337,473	585,000
Net income	13,902	1,333	15,235	—	9,722	40,192
Distributions to unitholders ($0.2675 per unit) and general partner	(12,785)	(1,225)	(14,011)	—	—	(28,021)
Unit-based compensation	45	—	—	—	—	45
Distributions to non-controlling interests	—	—	—	—	(13,708)	(13,708)
Balance at June 30, 2018	$829,903	$(46,640)	$(533,242)	$—	$333,487	$583,508

	Six Month Period Ended June 30, 2019
	Partners' Capital
(in thousands of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2018	$836,789	$(61,684)	$(705,227)	$—	$140,974	$210,852
Net income	16,863	1,616	18,476	198	3,466	40,619
Distributions to unitholders ($0.3015 per unit) and general partner	(14,413)	(1,382)	(15,791)	—	—	(31,586)
Unit-based compensation	40	—	—	—	—	40
Distributions to non-controlling interests	—	—	—	—	(4,569)	(4,569)
Balance at March 31, 2019	839,279	(61,450)	(702,542)	198	139,871	215,356
Net income	16,851	1,615	18,462	403	4,864	42,195
Distributions to unitholders ($0.3126 per unit) and general partner	(14,944)	(1,431)	(16,373)	(198)	—	(32,946)
Unit-based compensation	71	—	—	—	—	71
Distributions to non-controlling interests	—	—	—	—	(6,032)	(6,032)
Balance at June 30, 2019	$841,257	$(61,266)	$(700,453)	$403	$138,703	$218,644

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in thousands of dollars)
Cash flows from operating activities
Net income	$82,814	$80,900
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,314	1,324
Impairment and other, net	1,000	—
Non-cash expenses	136	84
Income from equity method investments	(53,208)	(43,681)
Distributions of earnings received from equity method investments	55,692	47,807
Changes in operating assets and liabilities
Accounts receivable – third parties	27	(29)
Accounts receivable – related parties	(654)	223
Prepaid expenses and other current assets	2,590	(136)
Accounts payable – third parties	(134)	493
Accounts payable – related parties	(828)	(629)
Deferred revenue and credits	2,563	2,186
Other current liabilities	(4,103)	(705)
Net cash provided by operating activities	87,209	87,837
Cash flows from investing activities
Capital expenditures	(266)	(472)
Distributions in excess of earnings from equity method investments	6,622	11,053
Net cash provided by investing activities	6,356	10,581
Cash flows from financing activities
Repayment of debt	—	(15,000)
Distributions to unitholders and general partner	(64,532)	(46,851)
Distributions to non-controlling interests	(10,601)	(28,734)
Net cash used in financing activities	(75,133)	(90,585)
Net change in cash and cash equivalents	18,432	7,833
Cash and cash equivalents at beginning of the period	56,970	32,694
Cash and cash equivalents at end of the period	$75,402	$40,527
Supplemental cash flow information
Cash paid for interest	$12,061	$428
Cash paid for lease liabilities	31	—
Non-cash investing transactions
Accrued capital expenditures	205	198

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

Acquisition of Equity Interests

On October 1, 2018, pursuant to the Interest Purchase Agreement (the “Interest Purchase Agreement”) that we entered into with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines, we completed the acquisition of (i) an additional 45% interest in Mardi Gras, from BP Pipelines, (ii) a 25% interest in KM Phoenix Holdings LLC, ("KM Phoenix") a Delaware limited liability company, from BP Products, and (iii) a 22.7% interest in URSA Oil Pipeline Company LLC, ("Ursa") a Delaware limited liability company, from BP Offshore, in exchange for aggregate consideration of $468 million funded with borrowings under our Credit Facility (as defined below). The purchase was accounted for as a transaction between entities under common control; as a result, we recognized the acquired assets at their historical carrying value.

As of June 30, 2019, our assets consisted of the following:

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").

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

Standards Adopted

Topic 842

On February 25, 2016, the FASB issued ASU 2016-02, “Leases” followed by a series of related accounting standard updates (collectively referred to as “Topic 842”). We adopted the new standard on January 1, 2019, utilizing the modified retrospective method. The new lease standard improves transparency and comparability among organizations by requiring lessees to recognize a lease liability and a corresponding right-of-use asset for virtually all lease contracts. We elected the optional transition relief under ASU 2018-11 "Leases: Targeted Improvement" which allows us to apply the transition provision at the adoption date instead of the earliest comparative period presented in our financial statements. Therefore, we recognized and measured leases existing at the adoption date but without retrospective application. See Note 3 - Leases. No cumulative effect impact was recorded to the statement of operations or beginning balance in our statement of changes in equity.

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

In the three and six months ended June 30, 2019 we recognized revenue of $2,612 and $5,097, respectively, related to the FLA arrangements with our Parent. In the three and six months ended June 30, 2018, we recognized revenue of $2,860 and $5,000, respectively, related to the FLA arrangements with our Parent.

Disaggregation of Revenue

The following table provides information about disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Transportation services revenue - third parties	$715	$766	$1,513	$1,564
Transportation services revenue - related parties	27,885	28,169	57,328	53,990
Total ASC 606 revenue	$28,600	$28,935	$58,841	$55,554

Future Performance Obligations

The fixed portion of our existing customer contracts are summarized in the future performance obligations as of June 30, 2019. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

As of June 30, 2019
Remainder of 2019	$57,134
2020	109,590
Total	$166,724

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities:

	June 30, 2019	December 31, 2018
Receivables from contracts with customers - third parties	$298	$325
Receivables from contracts with customers - related parties	9,859	9,611
Deferred revenue and credits - related parties	3,630	1,067

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

Amounts recognized in the accompanying condensed consolidated balance sheet are as follows:

Lease activity	Balance sheet location	June 30, 2019
ROU assets	Other assets	$493
Current lease liability	Other current liabilities	60
Long-term lease liability	Other liabilities	438

As of June 30, 2019, the weighted average discount rate of our leases was 4.35% and the weighted average remaining lease term was 15.5 years.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

The undiscounted future minimum lease payments as of June 30, 2019 and December 31, 2018 are presented in the table below:

	Post-adoption ASC 842	Pre-adoption ASC 842
	June 30, 2019	December 31, 2018
2019	$31	$62
2020	63	63
2021	32	32
2022	33	33
2023	34	34
Thereafter	514	514
Total	$707	$738

4. Equity Method Investments

We account for our ownership interests in Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures using the equity method for financial reporting purposes. Our financial results include our proportionate share of the Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures, which is reflected in Income from equity method investments on the condensed consolidated statements of operations. We did not record any impairment loss on our equity method investments during the six months ended June 30, 2019 and 2018.

The table below summarizes the balances and activities related to each of our equity method investments ("EMI") that we recorded for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(13,680)	$11,891	$57,020	28.5%	$(10,118)	$8,689	$58,688
Caesar(1)	56.0%	(4,368)	4,494	119,523	56.0%	(4,480)	3,519	120,834
Cleopatra(1)	53.0%	(3,180)	2,556	118,301	53.0%	(2,385)	1,486	121,547
Proteus(1)	65.0%	(5,200)	3,310	77,724	65.0%	(5,070)	3,498	83,981
Endymion(1)	65.0%	(4,485)	3,537	80,747	65.0%	(5,200)	3,650	85,024
Others(2)	Various	(2,927)	3,050	86,618	0%	—	—	—
Total Equity Investments		$(33,840)	$28,838	$539,933		$(27,253)	$20,842	$470,074

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Cumulative Effect of Accounting Change(3)	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(25,838)	$23,715	$57,020	28.5%	$(2,746)	$(22,943)	$18,816	$58,688
Caesar(1)	56.0%	(9,688)	9,821	119,523	56.0%	—	(10,597)	7,845	120,834
Cleopatra(1)	53.0%	(6,625)	5,376	118,301	53.0%	—	(5,300)	3,335	121,547
Proteus(1)	65.0%	(7,540)	3,932	77,724	65.0%	—	(10,075)	6,912	83,981
Endymion(1)	65.0%	(6,435)	4,671	80,747	65.0%	—	(9,945)	6,773	85,024
Others(2)	Various	(6,188)	5,693	86,618	0%	—	—	—	—
Total Equity Investments		$(62,314)	$53,208	$539,933		$(2,746)	$(58,860)	$43,681	$470,074

1.	These investments are held by our investment in Mardi Gras which increased to 65% from 20% on October 1, 2018.

2.	Includes ownership in Ursa (22.7%) and KM Phoenix (25%) acquired on October 1, 2018.

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

The following table presents aggregated selected income statement data for our equity method investments on a 100% basis for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018(1)
Statement of operations
Revenue	$148,139	$103,211
Operating expenses	71,151	45,549
Net income	78,071	57,775

	Six Months Ended June 30,
	2019	2018(1)
Statement of operations
Revenue	$264,142	$215,287
Operating expenses	116,964	93,030
Net income	148,374	122,487

1.	Balances include KM Phoenix and Ursa results.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Land	$155	$155
Right-of-way assets	1,380	1,380
Buildings and improvements	9,332	12,032
Pipelines and equipment	93,908	93,617
Other	546	509
Construction in progress	256	277
Property, plant and equipment	105,577	107,970
Less: Accumulated depreciation	(40,304)	(39,390)
Property, plant and equipment, net	$65,273	$68,580

During the three and six months ended June 30, 2019, an impairment charge of $2.3 million was recorded under "Impairment and other, net" on our condensed consolidated statements of operations. See Note 12 - Commitments and Contingencies. There were no impairments during the period ended December 31, 2018.

6. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Current portion of environmental remediation obligations	$750	$629
Current portion of lease liabilities	60	—
Accrued interest payable - related parties	270	4,155
Accrued liabilities	2,749	2,116
Other current liabilities	$3,829	$6,900

7. Debt

On October 30, 2017, the Partnership entered into a $600 million unsecured revolving credit facility agreement (the “Credit Facility”) with an affiliate of BP. A summary of certain key terms and covenants of the Credit Facility is included in our financial statements included in our 2018 Annual Report in Note 8 - Debt. As of June 30, 2019, the Partnership was in compliance with the covenants contained in the Credit Facility.

On October 1, 2018, the Partnership borrowed $468 million under the Credit Facility to fund our acquisition. See Note 1 - Business and Basis of Presentation.

On February 20, 2019, we entered into a Credit Facility Waiver Agreement (“First Waiver Agreement”) whereby the lender waived certain terms on our outstanding $468 million borrowings. The original loan repayment date of March 29, 2019 was waived and amended and modified to April 1, 2020.

On May 3, 2019, we entered into a Second Credit Facility Waiver Agreement (“Second Waiver Agreement”) whereby the lender waived certain terms on our outstanding $468 million borrowings. The amended loan repayment date of April 1, 2020 was waived and amended and modified to November 30, 2020. Accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on November 30, 2020. All other terms of the Credit Facility remain the same.

Pursuant to the First Waiver Agreement and Second Waiver Agreement, we classified the $468 million outstanding as long-term debt on our condensed consolidated balance sheet at June 30, 2019 and December 31, 2018.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

There were $468 million of outstanding borrowings under the Credit Facility at June 30, 2019 and December 31, 2018. Interest charges and fees related to the Credit Facility were $4.1 million and $8.2 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively.

For the three and six months ended June 30, 2019, the weighted average interest rate for the Credit Facility was 3.25%. For the three and six months ended June 30, 2018, the weighted average interest rate for the Credit Facility was 2.24%. This facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20% per annum.

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

Cash Management Program

We have established our own cash accounts for the funding of our operating and investing activities but continue to participate in our Parent’s centralized cash management and funding system.

Related Party Revenue

We provide crude oil, refined products and diluent transportation services to related parties and generate revenue through published tariffs. We have commercial arrangements with BP Products that include MVC. See Note 9 - Related Party Transactions in our financial statements included in our 2018 Annual Report for further discussion regarding these agreements.

Our revenue from related parties was $27,885 and $57,328 for the three and six months ended June 30, 2019, respectively, and $28,169 and $53,990 for the three and six months ended June 30, 2018, respectively.

We recognized no deficiency revenue under the throughput and deficiency agreements with BP Products for the three and six months ended June 30, 2019 and 2018. We recorded $3,630 and $1,067 in Deferred revenue and credits on our condensed consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively.

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

For the three and six months ended June 30, 2019 and 2018, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses—related parties	$1,459	$1,026	$2,894	$1,988
Maintenance expenses—related parties	54	24	73	44
General and administrative—related parties	3,683	3,442	7,121	6,865
Total costs and expenses—related parties	$5,196	$4,492	$10,088	$8,897

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

Non-controlling Interests

Non-controlling interests consist of the 80% ownership interest in Mardi Gras held by our Parent at June 30, 2018 compared to the 35% ownership interest held at June 30, 2019 after completion of the acquisition on October 1, 2018. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on our condensed consolidated balance sheets and Net income attributable to non-controlling interests on our condensed consolidated statements of operations.

9. Net Income Per Limited Partner Unit

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or to be Paid	Three Months Ended	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit
May 15, 2018	March 31, 2018	$—	$14,010	$14,010	$28,020	$0.2675
August 15, 2018	June 30, 2018	—	14,272	14,272	28,544	0.2725
May 15, 2019	March 31, 2019	198	16,375	16,373	32,946	0.3126
August 14, 2019	June 30, 2019	403	16,958	16,954	34,315	0.3237

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

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the General Partner and limited partners for that reporting period. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to the Partnership	$37,331	$30,470	$74,484	$61,009
Less:
Incentive distribution rights currently held by the General Partner	403	—	601	—
Limited partners' distribution declared on common units	16,958	14,272	33,333	28,282
Limited partners' distribution declared on subordinated units	16,954	14,272	33,327	28,282
Net income attributable to the Partnership in excess of distributions	$3,016	$1,926	$7,223	$4,445

	Three Months Ended June 30, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$403	$16,958	$16,954	$34,315
Net income attributable to the Partnership in excess of distributions	—	1,508	1,508	3,016
Net income attributable to the Partnership	$403	$18,466	$18,462	$37,331
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.35	$0.35

	Six Months Ended June 30, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$601	$33,333	$33,327	$67,261
Net income attributable to the Partnership in excess of distributions	—	3,612	3,611	7,223
Net income attributable to the Partnership	$601	$36,945	$36,938	$74,484
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.70	$0.70

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Three Months Ended June 30, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$—	$14,272	$14,272	$28,544
Net income attributable to the Partnership in excess of distributions	—	963	963	1,926
Net income attributable to the Partnership	$—	$15,235	$15,235	$30,470
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.29	$0.29

	Six Months Ended June 30, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$—	$28,282	$28,282	$56,564
Net income attributable to the Partnership in excess of distributions	—	2,223	2,222	4,445
Net income attributable to the Partnership	$—	$30,505	$30,504	$61,009
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.58	$0.58

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

The carrying amounts of our accounts receivable, other current assets, accounts payable, deferred revenue and credits, and other current liabilities approximate their fair values due to their short-term nature.

The carrying value of borrowings under our Credit Facility as of June 30, 2019 and December 31, 2018 approximate fair value as the interest rates are reflective of market rates.

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

We accrued $3,734 and $3,853 for environmental liabilities at June 30, 2019 and December 31, 2018, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	June 30, 2019	December 31, 2018
Current portion of environmental remediation obligations	Other current liabilities	$750	$629
Long-term portion of environmental remediation obligations	Other liabilities	2,984	3,224
Total		$3,734	$3,853

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded $3,734 and $3,853 for corresponding indemnification assets at June 30, 2019 and December 31, 2018, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Balance sheet location	June 30, 2019	December 31, 2018
Current portion of indemnification assets	Other current assets	$750	$629
Non-current portion of indemnification assets	Other assets	2,984	3,224
Total		$3,734	$3,853

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management has performed an initial evaluation of the assets and determined that an impairment is required. A charge of $2.3 million for the impairment and $0.8 million for response expense were recorded under "Impairment and other, net" on our condensed consolidated statements of operations for the three and six months ended June 30, 2019. Our assets are insured with a deductible of $1.0 million per incident. We have accrued an offsetting insurance receivable of $2.1 million under "Other current assets" on our condensed consolidated balance sheet as of June 30, 2019.

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

Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the six months ended June 30, 2019:

	Phantom Units
	Number of Units (in units)	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2018	3,737	$20.07
Granted	15,227	16.64
Vested	(3,737)	20.07
Outstanding at June 30, 2019	15,227	$16.64

For the three and six months ended June 30, 2019, total compensation expense recognized for phantom unit awards was approximately $71 and $111, respectively. For the three and six months ended June 30, 2018, total compensation expense recognized for phantom unit awards was approximately $45 and $84, respectively. The unrecognized compensation cost related to phantom unit awards was approximately $169 at June 30, 2019, which is expected to be recognized over a weighted average period of 0.7 years.

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

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at June 30, 2019 and December 31, 2018. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

The financial position of Mardi Gras at June 30, 2019 and December 31, 2018, its financial performance for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018, as reflected in our condensed consolidated financial statements, are as follows:

	June 30, 2019	December 31, 2018
Balance sheet
Equity method investments	$396,295	$402,783
Non-controlling interests	138,703	140,974

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statement of operations
Income from equity method investments	$13,897	$12,153	$23,800	$24,865
Less: Net income attributable to non-controlling interests	4,864	9,722	8,330	19,891
Net impact on Net income attributable to the Partnership	$9,033	$2,431	$15,470	$4,974

	Six Months Ended June 30,
	2019	2018
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$23,666	$24,865
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	6,622	11,053
Cash flows from financing activities
Distributions to non-controlling interests	(10,601)	(28,734)
Net change on the Partnership's cash and cash equivalents	$19,687	$7,184

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

15. Subsequent Events

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the distribution noted below, that require recognition or disclosure in the condensed consolidated financial statements.

Distribution

On July 17, 2019 we declared a cash distribution of $0.3237 per limited partner unit to unitholders of record on July 31, 2019, for the three months ended June 30, 2019. The distribution, combined with distributions to our General Partner, will be paid on August 14, 2019 and will total $34.3 million, with $15.5 million being distributed to our non-affiliated common unitholders and $18.8 million, including $0.4 million for IDRs, being distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

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

When used in this Quarterly Report, you can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should,” “would” or other similar expressions that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, under Part II, Item 1A of this Quarterly Report and other cautionary statements contained in this filing.

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

As of June 30, 2019, our assets consisted of the following:

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

Acquisition of Equity Interests

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines, we completed the acquisition of (i) an additional 45% interest in Mardi Gras, from BP Pipelines, (ii) a 25% interest in KM Phoenix Holdings LLC, a Delaware limited liability company, from BP Products, and (iii) a 22.7% interest in URSA Oil Pipeline Company LLC, a Delaware limited liability company, from BP Offshore, in exchange for aggregate consideration of $468 million funded with borrowings under our Credit Facility. The purchase was accounted for as a transaction between entities under common control; as a result, we recognized the acquired assets at their historical carrying value.

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

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management has performed an initial evaluation of the assets and determined that an impairment is required. A charge of $2.3 million for the impairment and $0.8 million for response expense were recorded under "Impairment and other, net" on our condensed consolidated statements of operations for the three and six months ended June 30, 2019. Our assets are insured with a deductible of $1.0 million per incident. We have accrued an offsetting insurance receivable of $2.1 million under "Other current assets" on our condensed consolidated balance sheet as of

June 30, 2019. The fire caused a temporary throughput restriction that was covered by our MVC. The throughput restriction was resolved within two weeks and volumes returned to normal operating levels.

Total Maintenance Spend - Wholly Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding our total maintenance requirements. Total Maintenance Spend for the six months ended June 30, 2019 and 2018, respectively, is shown in the table below:

	Six Months Ended June 30,
	2019	2018
	(in thousands of dollars)
Wholly Owned Assets
Maintenance expenses	$956	$927
Maintenance capital expenditures	266	472
Total Maintenance Spend - Wholly Owned Assets	$1,222	$1,399

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

Customers

BP is our primary customer. Total revenue from BP represented 97.5% and 97.4% of our revenues for the three and six months ended June 30, 2019, respectively. Total revenue from BP represented 97.4% and 97.2% for the three and six months ended June 30, 2018, respectively. BP’s volumes represented approximately 94.9% and 95.0% of the aggregate total volumes transported on the Wholly Owned Assets for the three and six months ended June 30, 2019, respectively. BP’s volumes represented approximately 94.7% and 94.6% of the aggregate total volumes transported on the Wholly Owned Assets for the three and six months ended June 30, 2018, respectively.

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

Results of Operations

The following tables and discussion contain a summary of our condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands of dollars)
Revenue	$28,600	$28,935	$58,841	$55,554
Costs and expenses
Operating expenses	4,839	4,043	9,602	7,624
Maintenance expenses	652	871	956	927
General and administrative	4,153	3,857	8,551	8,068
Lease expense	18	15	36	30
Depreciation	658	662	1,314	1,324
Impairment and other, net	1,000	—	1,000	—
Property and other taxes	141	112	250	223
Total costs and expenses	11,461	9,560	21,709	18,196
Operating income	17,139	19,375	37,132	37,358
Income from equity method investments	28,838	20,842	53,208	43,681
Interest expense, net	3,782	25	7,526	139
Income before income taxes	42,195	40,192	82,814	80,900
Income tax expense	—	—	—	—
Net income	42,195	40,192	82,814	80,900
Less: Net income attributable to non-controlling interests	4,864	9,722	8,330	19,891
Net income attributable to the Partnership	$37,331	$30,470	$74,484	$61,009

Adjusted EBITDA*	$51,637	$47,290	$100,760	$97,542
Less: Adjusted EBITDA attributable to non-controlling interests	6,032	13,708	10,601	28,734
Adjusted EBITDA attributable to the Partnership	$45,605	$33,582	$90,159	$68,808
* See Reconciliation of Non-GAAP Measures below.

	Three Months Ended June 30,		Six Months Ended June 30,
Pipeline throughput (thousands of barrels per day)(1)(2)	2019	2018	2019	2018
BP2	275	295	291	291
Diamondback	55	73	67	77
River Rouge	73	65	71	63
Total Wholly Owned Assets	403	433	429	431

Mars	569	451	562	458

Caesar	204	174	209	190
Cleopatra(3)	26	21	26	22
Proteus	184	175	141	179
Endymion	184	175	141	179
Mardi Gras Joint Ventures	598	545	517	570

Ursa	119	42	116	53

Average revenue per barrel ($ per barrel)(2)(4)
Total Wholly Owned Assets	$0.78	$0.73	$0.76	$0.71
Mars	1.16	1.15	1.19	1.20
Mardi Gras Joint Ventures	0.66	0.65	0.69	0.65
Ursa	0.88	0.92	0.87	0.85
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Interest in Ursa was contributed to the Partnership on October 1, 2018 and throughput and average revenue per barrel is presented on a 100% basis for the three and six months ended June 30, 2018.
(3) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(4) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Total revenue from our wholly owned assets was relatively flat, decreasing by $0.3 million or 1.2% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. We did not recognize any revenue from minimum volume deficiency in the three months ended June 30, 2019 or 2018.

Operating expenses increased by $0.8 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018 primarily due to a $0.3 million increase in insurance expense due to acquisition of assets on October 1, 2018 and a $0.4 million increase in electricity expense and asset charges for River Rouge driven by higher volumes and a $0.1 million increase in various other expenses.

General and administrative expense increased by $0.3 million, or 7.7%, in the three months ended June 30, 2019, compared to the three months ended June 30,2018. For the three months ended June 30, 2019, the increase in general and administrative expenses primarily consist of $0.2 million paid to our Parent for our New Jersey gross income taxes due and approximately $0.1 million for legal costs.

Operating income includes a net impairment charge of $1.0 million related to an incident that occurred in the quarter ended June 30, 2019 at Griffith Station on BP2. See MD&A - How We Evaluate Our Operations.

Income from equity method investments increased by $8.0 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to incremental earnings from the assets acquired on October 1, 2018 and a 10% increase in volume for Mardi Gras Joint Ventures and a 37% increase in earnings from Mars primarily due to a 26% increase in throughput volume.

Interest expense increased by $3.8 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the $468 million in borrowings under our $600 million Credit Facility in October 2018 to facilitate our acquisition of assets.

Net income attributable to non-controlling interests decreased by $4.9 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the reduction in non-controlling interest in Mardi Gras from 80% to 35%.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Total revenue from our wholly owned assets increased by $3.3 million or 5.9% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Throughput revenue on BP2 increased by $1.3 million due to a 4.7% increase in average tariff rate. Throughput revenue from River Rouge increased by $2.8 million or 19.2% due to a increase in throughput volume and an increase in tariff. Revenue from Diamondback decreased by $0.8 million due to an 10.7% decrease in throughput volume partially offset by a tariff increase.

Operating expenses increased by $1.9 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 primarily due to a $1.3 million increase in insurance expense due to the acquisition of assets on October 1, 2018 and $0.6 million due to increases in various operating costs.

General and administrative expense increased by $0.5 million, or 6.0% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, the increase in general and administrative expenses primarily consist of $0.2 million paid to our Parent for New Jersey state filing fees and $0.1 million for legal costs.

Operating income includes a net impairment charge of $1.0 million related to an incident that occurred in the quarter ended June 30, 2019 at Griffith Station on BP2. See MD&A - How We Evaluate Our Operations.

Income from equity method investments increased by $9.5 million in the six months ended June 30, 2019 due to incremental earnings from the assets acquired on October 1, 2018 and a 26% increase in earnings from Mars primarily due to a 23% increase in throughput volume.

Interest expense, net increased by $7.4 million in the six months ended June 30, 2019 due to the $468 million in borrowings under our $600 million Credit Facility in October 2018 to facilitate our acquisition of assets.

Net income attributable to non-controlling interests decreased by $11.6 million due to the reduction in non-controlling interest in Mardi Gras from 80% to 35%.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$42,195	$40,192	$82,814	$80,900
Add:
Depreciation	658	662	1,314	1,324
Interest expense, net	3,782	25	7,526	139
Cash distributions received from equity method investments — Mardi Gras Joint Ventures	17,233	17,135	30,288	35,917
Cash distributions received from equity method investments — Mars	13,680	10,118	25,838	22,943
Cash distributions received from equity method investments — Others	2,927	—	6,188	—
Less:
Income from equity method investments — Mardi Gras Joint Ventures	13,897	12,153	23,800	24,865
Income from equity method investments — Mars	11,891	8,689	23,715	18,816
Income from equity method investments — Others	3,050	—	5,693	—
Adjusted EBITDA	51,637	47,290	100,760	97,542
Less:
Adjusted EBITDA attributable to non-controlling interests	6,032	13,708	10,601	28,734
Adjusted EBITDA attributable to the Partnership	45,605	33,582	90,159	68,808
Add:
Net adjustments from volume deficiency agreements	982	(509)	251	823
Less:
Net interest paid/(received)	3,714	162	11,444	146
Maintenance capital expenditures	64	387	266	472
Cash reserves	(127)	—	(3,882)	—
Cash available for distribution attributable to the Partnership	$42,936	$32,524	$82,582	$69,013

	Six Months Ended June 30,
	2019	2018
	(in thousands of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$87,209	$87,837
Add:
Interest expense, net	7,526	139
Distribution in excess of earnings from equity method investments	6,622	11,053
Changes in other assets and liabilities	539	(1,403)
Less:
Non-cash adjustments	136	84
Impairment and other, net*	1,000	—
Adjusted EBITDA	100,760	97,542
Less:
Adjusted EBITDA attributable to non-controlling interests	10,601	28,734
Adjusted EBITDA attributable to the Partnership	90,159	68,808
Add:
Net adjustments from volume deficiency agreements	251	823
Less:
Net interest paid/(received)	11,444	146
Maintenance capital expenditures	266	472
Cash reserves	(3,882)	—
Cash available for distribution attributable to the Partnership	$82,582	$69,013

* This includes $3.1 million of costs related to the Griffith Station Incident (impairment charge of $2.3 million and $0.8 million for response expense), net of $(2.1) million in offsetting insurance receivable. The net charge of $1.0 million reflects our insurance deductible.

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

Cash Distributions

The board of directors of our General Partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or approximately $110.0 million per year in the aggregate, based on the number of common and subordinated units outstanding as of June 30, 2019. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our General Partner and its affiliates.

On July 17, 2019 we declared a cash distribution of $0.3237 per limited partner unit to unitholders of record on July 31, 2019, for the three months ended June 30, 2019. The distribution, combined with distributions to our General Partner, will be paid on August 14, 2019 and will total $34.3 million, with $15.5 million being distributed to our non-affiliated common unitholders and $18.8 million, including $0.4 million for IDRs, being distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

Revolving Credit Facility

On October 30, 2017, the Partnership entered into the $600 million unsecured Credit Facility with an affiliate of BP. The Credit Facility terminates on October 30, 2022 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA (as defined in the Credit Facility), not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of our General Partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our leverage ratio to exceed 4.5 to 1.0. As of June 30, 2019, the Partnership was in compliance with the covenants contained in the Credit Facility.

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

In connection with our acquisition in the fourth quarter of 2018, we borrowed $468 million from the Credit Facility and this amount was outstanding as of June 30, 2019.

On May 3, 2019, we entered into the Second Waiver Agreement whereby the lender waived certain terms on our outstanding $468 million borrowings. The amended loan repayment date of April 1, 2020 was waived and amended and modified to November 30, 2020. Accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on November 30, 2020. All other terms of the Credit Facility remain the same.

Cash Flows from Our Operations

Operating Activities. We generated $87.2 million and $87.8 million in cash flow from operating activities in the six months ended June 30, 2019 and 2018, respectively. The $0.6 million decrease in cash flows from operations primarily resulted from an increase in receivable balances from related parties, offset by a slight increase in distribution from equity method investments.

Investing Activities. Our cash flow generated by investing activities was $6.4 million and $10.6 million in the six months ended June 30, 2019 and 2018, respectively. The $4.2 million decrease in cash flow generated by investing activities was due to a reduction in the distribution in excess of earnings from our equity method investments during the six months ended June 30, 2019.

Financing Activities. Our cash flow used in financing activities was $75.1 million and $90.6 million in the six months ended June 30, 2019 and 2018, respectively. The $15.5 million decrease in the usage of cash for financing activities was due primarily to the repayment of $15.0 million of short-term debt in the six months ended June 30, 2018.

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

A summary of our capital expenditures related to the Wholly Owned Assets, for the six months ended June 30, 2019 and 2018, is shown in the table below:

	Six Months Ended June 30,
	2019	2018
	(in thousands of dollars)
Cash spent on maintenance capital expenditures	$266	$472
Increase in accrued capital expenditures	41	179
Total capital expenditures incurred	$307	$651

Our capital expenditures for the six months ended June 30, 2019 were $0.3 million, primarily associated with instrumentation upgrades and equipment maintenance on River Rouge. Our capital expenditures for the six months ended June 30, 2018 were $0.7 million, primarily associated with an upgrade on piping from boosters to mainline pumps for River Rouge.

All capital expenditures in the six months ended June 30, 2019 and 2018 were maintenance expenditures. We did not incur any expansion capital expenditures during such periods.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and six months ended June 30, 2019, does not differ materially from that discussed under Item 7A of our 2018 Annual Report.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at a reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. Security holders and potential investors in our securities should carefully consider the risk factors set forth below and set forth under “Risk Factors” in our 2018 Annual Report.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships including elimination of partnership tax treatment for certain publicly traded partnerships. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. For example, the “Clean Energy for America Act” was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Code upon which we rely for our status as a partnership for U.S. federal income tax purposes.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of such income tax laws in a manner that could impact our ability to qualify as a publicly traded partnership in the future. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

We conduct a portion of our operations through joint ventures, which subjects us to risks that could have a material adverse effect on the accuracy of our reported financial position, results of operations, or cash flows.

We have ownership in several joint ventures, and we may enter into other joint venture arrangements in the future. The nature of our joint ventures grant operatorship, which includes the accounting for operations of the joint venture, to our joint venture partner. These joint ventures have controls environments independent of our oversight and review. Contractually, we can only exercise limited review and perform limited queries into the accounting performed by the operators. We have no control over the actual day-to-day accounting performed by the operator. If our joint venture partners have control deficiencies in their accounting or financial reporting environments, it may result in reporting our percentage of the financial results for the joint venture that are inaccurate. This may result in material misstatement in our reported consolidated financial results. If the operators determine that material misstatements have occurred in previously issued financials, it may result in a material misstatement for us that can result in the need to restate and reissue previously issued consolidated financials as filed with the Securities Exchange Commission.

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

•	damages to, loss of availability of and delays in gaining access to interconnecting third-party pipelines, terminals and other means of delivering crude oil, natural gas, refined products and diluent;

•	disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack;

•	leaks of crude oil, natural gas, refined products or diluent as a result of the malfunction of equipment or facilities;

•	unexpected business interruptions;

•	curtailments of operations due to severe seasonal weather; and

•	riots, strikes, lockouts or other industrial disturbances

For example, on June 13, 2019, a building fire occurred at the Griffith Station on BP2. For additional information, please see
Note 12 - Commitments and Contingencies to our condensed and consolidated financial statements.

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

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, and Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States' economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us.

We have no activity to report for the quarterly period ended June 30, 2019.

Item 6. EXHIBITS

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP.	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC.	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC.	S-1	3.4	9/11/2017	333-220407
10.1	Second Credit Facility Waiver Agreement, dated as of May 3, 2019, between BP Midstream Partners LP and North America Funding Company.	10-Q	10.3	5/9/2019	001-38260
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32*	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101
The following financial information from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.
						X
104	The cover page from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL.					X

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

Date: August 8, 2019	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director