Form 10-Q
period 2019-09-30
BP Midstream Partners LP
filed 2019-11-12
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 11, 2019, the registrant had 52,387,740 common units and 52,375,535 subordinated units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018
	(in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$92,405	$56,970
Accounts receivable – third parties	491	325
Accounts receivable – related parties	10,843	9,769
Prepaid expenses	103	4,667
Other current assets	3,207	629
Total current assets	107,049	72,360
Equity method investments (Note 4)	537,575	549,039
Property, plant and equipment, net (Note 5)	64,866	68,580
Other assets	3,621	3,224
Total assets	$713,111	$693,203

LIABILITIES
Current liabilities
Accounts payable – third parties	$556	$607
Accounts payable – related parties	1,696	2,553
Deferred revenue and credits	3,026	1,067
Other current liabilities (Note 6)	6,747	6,900
Total current liabilities	12,025	11,127
Long-term debt (Note 7)	468,000	468,000
Other liabilities	3,567	3,224
Total liabilities	483,592	482,351

Commitments and contingencies (Note 12)

EQUITY
Common unitholders – public (2019 – 47,806,563 issued and outstanding; 2018 – 47,802,826 units issued and outstanding)	846,386	836,789
Common unitholders – BP Holdco (2019 and 2018 – 4,581,177 units issued and outstanding)	(60,781)	(61,684)
Subordinated unitholders – BP Holdco (2019 and 2018 – 52,375,535 units issued and outstanding)	(694,904)	(705,227)
General partner	743	—
Total partners' capital	91,444	69,878
Non-controlling interests	138,075	140,974
Total equity	229,519	210,852
Total liabilities and equity	$713,111	$693,203

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands of dollars, unless otherwise indicated)
Revenue
Third parties	$725	$508	$2,238	$2,072
Related parties	33,836	31,566	91,164	85,556
Total revenue	34,561	32,074	93,402	87,628
Costs and expenses
Operating expenses – third parties	3,907	2,877	10,615	8,513
Operating expenses – related parties	1,423	1,506	4,317	3,494
Maintenance expenses – third parties	303	640	1,186	1,523
Maintenance expenses – related parties	66	31	139	75
General and administrative – third parties	529	1,596	1,959	2,799
General and administrative – related parties	3,476	3,691	10,597	10,556
Lease expense	17	15	53	45
Depreciation	656	663	1,970	1,987
Impairment and other, net	—	—	1,000	—
Property and other taxes	111	165	361	388
Total costs and expenses	10,488	11,184	32,197	29,380
Operating income	24,073	20,890	61,205	58,248
Income from equity method investments	30,104	22,581	83,312	66,262
Interest expense (income), net	3,784	(20)	11,310	119
Income before income taxes	50,393	43,491	133,207	124,391
Income tax expense	—	—	—	—
Net income	50,393	43,491	133,207	124,391
Less: Net income attributable to non-controlling interests	4,639	8,272	12,969	28,163
Net income attributable to the Partnership	$45,754	$35,219	$120,238	$96,228

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.43	$0.34	$1.13	$0.92
Subordinated units	$0.43	$0.34	$1.13	$0.92

Weighted average number of limited partner units outstanding - basic and diluted (in millions):
Common units – public	47.8	47.8	47.8	47.8
Common units – BP Holdco	4.6	4.6	4.6	4.6
Subordinated units – BP Holdco	52.4	52.4	52.4	52.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Nine Month Period Ended September 30, 2019
	Partners' Capital
(in thousands of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2018	$836,789	$(61,684)	$(705,227)	$—	$140,974	$210,852
Net income	16,863	1,616	18,476	198	3,466	40,619
Distributions to unitholders ($0.3015 per unit) and general partner	(14,413)	(1,382)	(15,791)	—	—	(31,586)
Unit-based compensation	40	—	—	—	—	40
Distributions to non-controlling interests	—	—	—	—	(4,569)	(4,569)
Balance at March 31, 2019	839,279	(61,450)	(702,542)	198	139,871	215,356
Net income	16,851	1,615	18,462	403	4,864	42,195
Distributions to unitholders ($0.3126 per unit) and general partner	(14,944)	(1,431)	(16,373)	(198)	—	(32,946)
Unit-based compensation	71	—	—	—	—	71
Distributions to non-controlling interests	—	—	—	—	(6,032)	(6,032)
Balance at June 30, 2019	841,257	(61,266)	(700,453)	403	138,703	218,644
Net income	20,540	1,968	22,503	743	4,639	50,393
Distributions to unitholders ($0.3237 per unit) and general partner	(15,475)	(1,483)	(16,954)	(403)	—	(34,315)
Unit-based compensation	64	—	—	—	—	64
Distributions to non-controlling interests	—	—	—	—	(5,267)	(5,267)
Balance at September 30, 2019	$846,386	$(60,781)	$(694,904)	$743	$138,075	$229,519

(continued)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Nine Month Period Ended September 30, 2018
	Partners' Capital
(in thousands of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2017	$824,613	$(47,141)	$(538,947)	$—	$342,330	$580,855
Cumulative effect of accounting change (Note 4)	(1,253)	(120)	(1,373)	—	—	(2,746)
Net income	13,934	1,336	15,269	—	10,169	40,708
Distributions to unitholders ($0.1798 per unit) and general partner	(8,592)	(823)	(9,415)	—	—	(18,830)
Unit-based compensation	39	—	—	—	—	39
Distributions to non-controlling interests	—	—	—	—	(15,026)	(15,026)
Balance at March 31, 2018	828,741	(46,748)	(534,466)	—	337,473	585,000
Net income	13,902	1,333	15,235	—	9,722	40,192
Distributions to unitholders ($0.2675 per unit) and general partner	(12,785)	(1,225)	(14,011)	—	—	(28,021)
Unit-based compensation	45	—	—	—	—	45
Distributions to non-controlling interests	—	—	—	—	(13,708)	(13,708)
Balance at June 30, 2018	829,903	(46,640)	(533,242)	—	333,487	583,508
Net income	16,070	1,539	17,610	—	8,272	43,491
Distributions to unitholders ($0.2725 per unit) and general partner	(13,023)	(1,249)	(14,271)	—	—	(28,543)
Unit-based compensation	56	—	—	—	—	56
Distributions to non-controlling interests	—	—	—	—	(11,719)	(11,719)
Balance at September 30, 2018	$833,006	$(46,350)	$(529,903)	$—	$330,040	$586,793

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in thousands of dollars)
Cash flows from operating activities
Net income	$133,207	$124,391
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,970	1,987
Impairment and other, net	1,000	—
Non-cash expenses	212	140
Income from equity method investments	(83,312)	(66,262)
Distributions of earnings received from equity method investments	86,481	71,314
Changes in operating assets and liabilities
Accounts receivable – third parties	(166)	62
Accounts receivable – related parties	(1,074)	(380)
Prepaid expenses and other current assets	4,546	(23)
Accounts payable – third parties	(809)	494
Accounts payable – related parties	(1,071)	327
Deferred revenue and credits	1,959	729
Other current liabilities	(713)	707
Net cash provided by operating activities	142,230	133,486
Cash flows from investing activities
Capital expenditures	(375)	(1,341)
Distributions in excess of earnings from equity method investments	8,295	15,362
Net cash provided by investing activities	7,920	14,021
Cash flows from financing activities
Repayment of debt	—	(15,000)
Distributions to unitholders and general partner	(98,847)	(75,394)
Distributions to non-controlling interests	(15,868)	(40,453)
Net cash used in financing activities	(114,715)	(130,847)
Net change in cash and cash equivalents	35,435	16,660
Cash and cash equivalents at beginning of the period	56,970	32,694
Cash and cash equivalents at end of the period	$92,405	$49,354
Supplemental cash flow information
Cash paid for interest	$12,331	$581
Cash paid for lease liabilities	47	—
Non-cash investing transactions
Accrued capital expenditures	346	169

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

Acquisition of Equity Interests

On October 1, 2018, pursuant to the Interest Purchase Agreement (the “Interest Purchase Agreement”) that we entered into with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines, we completed the acquisition of (i) an additional 45% interest in Mardi Gras Transportation System Company, LLC ("Mardi Gras"), from BP Pipelines, (ii) a 25% interest in KM Phoenix Holdings LLC, ("KM Phoenix") a Delaware limited liability company, from BP Products, and (iii) a 22.7% interest in URSA Oil Pipeline Company LLC, ("Ursa") a Delaware limited liability company, from BP Offshore, in exchange for aggregate consideration of $468 million funded with borrowings under our Credit Facility (as defined below). The purchase was accounted for as a transaction between entities under common control; as a result, we recognized the acquired assets at their historical carrying value.

As of September 30, 2019, our assets consisted of the following:

•	BP Two Pipeline Company LLC, which owns the BP#2 crude oil pipeline system (“BP2”).

•	BP River Rouge Pipeline Company LLC, which owns the Whiting to River Rouge refined products pipeline system (“River Rouge”).

•	BP D-B Pipeline Company LLC, which owns the Diamondback diluent pipeline system (“Diamondback”). BP2, River Rouge, and Diamondback, together, are referred to as the "Wholly Owned Assets".

•	A 28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.

•	A 65% managing member interest in Mardi Gras, which holds the following investments in joint ventures located in the Gulf of Mexico:

•	A 56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),

•	A 53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),

•	A 65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,

•	A 65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”).

•	Together Endymion, Caesar, Cleopatra and Proteus are referred to as the “Mardi Gras Joint Ventures.”

•	A 25% ownership interest in KM Phoenix.

•	A 22.7% ownership interest in Ursa.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").

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

Billings to BP Products for deficiency volumes under its MVCs, if any, are recorded as deferred revenue and credits, a contract liability, on our condensed consolidated balance sheets, as BP Products has the right to make up the deficiency volumes within the measurement period specified by the agreements. Deferred revenue under these arrangements is recognized into revenue once it is deemed remote that the customer will meet its required annual MVC. We recognized $2,356 of deficiency revenue under the throughput and deficiency agreements with BP Products for the three and nine months ended September 30, 2019, and $3,857 for the three and nine months ended September 30, 2018.

Allowance Oil

Our tariff for crude oil transportation at BP2 includes a fixed loss allowance (“FLA”). An FLA factor per barrel, a fixed percentage, is a separate fee that is considered a part of the transaction price under the applicable crude oil tariff to cover evaporation and other losses in transit.

In the three and nine months ended September 30, 2019 we recognized revenue of $2,728 and $7,824, respectively, related to the FLA arrangements with our Parent. In the three and nine months ended September 30, 2018, we recognized revenue of $2,691 and $7,691, respectively, related to the FLA arrangements with our Parent.

Disaggregation of Revenue

The following table provides information about disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Transportation services revenue - third parties	$725	$508	$2,238	$2,072
Transportation services revenue - related parties	33,836	31,566	91,164	85,556
Total ASC 606 revenue	$34,561	$32,074	$93,402	$87,628

Future Performance Obligations

The fixed portion of our existing customer contracts are summarized in the future performance obligations as of September 30, 2019. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

As of September 30, 2019
Remainder of 2019	$29,052
2020	109,590
Total	$138,642

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities:

	September 30, 2019	December 31, 2018
Receivables from contracts with customers - third parties	$491	$325
Receivables from contracts with customers - related parties	10,793	9,611
Deferred revenue and credits - related parties	3,026	1,067

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

Amounts recognized in the accompanying condensed consolidated balance sheet are as follows:

Lease activity	Balance sheet location	September 30, 2019
ROU assets	Other assets	$481
Current lease liability	Other current liabilities	60
Long-term lease liability	Other liabilities	427

As of September 30, 2019, the weighted average discount rate of our leases was 4.36% and the weighted average remaining lease term was 15.4 years.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

The undiscounted future minimum lease payments as of September 30, 2019 and December 31, 2018 are presented in the table below:

	Post-adoption ASC 842	Pre-adoption ASC 842
	September 30, 2019	December 31, 2018
2019	$16	$62
2020	63	63
2021	32	32
2022	33	33
2023	34	34
Thereafter	514	514
Total	$692	$738

4. Equity Method Investments

We account for our ownership interests in Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures using the equity method for financial reporting purposes. Our financial results include our proportionate share of the Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures, which is reflected in Income from equity method investments on the condensed consolidated statements of operations. We did not record any impairment loss on our equity method investments during the nine months ended September 30, 2019 and 2018.

The table below summarizes the balances and activities related to each of our equity method investments ("EMI") that we recorded for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(14,250)	$14,104	$56,874	28.5%	$(13,167)	$12,241	$57,762
Caesar(1)	56.0%	(4,760)	3,640	118,403	56.0%	(4,760)	4,519	120,593
Cleopatra(1)	53.0%	(2,438)	1,703	117,566	53.0%	(2,544)	1,306	120,309
Proteus(1)	65.0%	(4,342)	3,153	76,535	65.0%	(3,510)	2,135	82,606
Endymion(1)	65.0%	(3,510)	4,759	81,996	65.0%	(3,835)	2,380	83,569
Others(2)	Various	(3,162)	2,745	86,201	0%	—	—	—
Total Equity Investments		$(32,462)	$30,104	$537,575		$(27,816)	$22,581	$464,839

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Cumulative Effect of Accounting Change(3)	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(40,088)	$37,819	$56,874	28.5%	$(2,746)	$(36,110)	$31,057	$57,762
Caesar(1)	56.0%	(14,448)	13,461	118,403	56.0%	—	(15,357)	12,364	120,593
Cleopatra(1)	53.0%	(9,063)	7,079	117,566	53.0%	—	(7,844)	4,641	120,309
Proteus(1)	65.0%	(11,882)	7,085	76,535	65.0%	—	(13,585)	9,047	82,606
Endymion(1)	65.0%	(9,945)	9,430	81,996	65.0%	—	(13,780)	9,153	83,569
Others(2)	Various	(9,350)	8,438	86,201	0%	—	—	—	—
Total Equity Investments		$(94,776)	$83,312	$537,575		$(2,746)	$(86,676)	$66,262	$464,839

1.	These investments are held by our investment in Mardi Gras which increased to 65% from 20% on October 1, 2018.

2.	Includes ownership in Ursa (22.7%) and KM Phoenix (25%) acquired on October 1, 2018.

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

The following table presents aggregated selected income statement data for our equity method investments on a 100% basis for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018(1)
Statement of operations
Revenue	$146,090	$124,644
Operating expenses	63,313	53,994
Net income	83,039	70,761

	Nine Months Ended September 30,
	2019	2018(1)
Statement of operations
Revenue	$410,232	$339,931
Operating expenses	180,277	147,024
Net income	231,413	193,248

1.	Balances include KM Phoenix and Ursa results.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Land	$155	$155
Right-of-way assets	1,380	1,380
Buildings and improvements	9,332	12,032
Pipelines and equipment	93,951	93,617
Other	514	509
Construction in progress	463	277
Property, plant and equipment	105,795	107,970
Less: Accumulated depreciation	(40,929)	(39,390)
Property, plant and equipment, net	$64,866	$68,580

During the nine months ended September 30, 2019, an impairment charge of $2.3 million was recorded under "Impairment and other, net" on our condensed consolidated statements of operations. See Note 12 - Commitments and Contingencies. There were no impairments during the period ended December 31, 2018.

6. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Current portion of environmental remediation obligations	$620	$629
Current portion of lease liabilities	60	—
Accrued interest payable - related parties	4,155	4,155
Accrued liabilities	1,912	2,116
Other current liabilities	$6,747	$6,900

7. Debt

On October 30, 2017, the Partnership entered into a $600 million unsecured revolving credit facility agreement (the “Credit Facility”) with an affiliate of BP. A summary of certain key terms and covenants of the Credit Facility is included in our financial statements included in our 2018 Annual Report in Note 8 - Debt. As of September 30, 2019, the Partnership was in compliance with the covenants contained in the Credit Facility.

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

Pursuant to the First Waiver Agreement and Second Waiver Agreement, we classified the $468 million outstanding as long-term debt on our condensed consolidated balance sheet at September 30, 2019 and December 31, 2018.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

There were $468 million of outstanding borrowings under the Credit Facility at September 30, 2019 and December 31, 2018. Interest charges and fees related to the Credit Facility were $4.1 million and $12.3 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively.

For the three and nine months ended September 30, 2019, the weighted average interest rate for the Credit Facility was 3.25%. For the three and nine months ended September 30, 2018, the weighted average interest rate for the Credit Facility was 2.24%. This facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20% per annum.

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

Our revenue from related parties was $33,836 and $91,164 for the three and nine months ended September 30, 2019, respectively, and $31,566 and $85,556 for the three and nine months ended September 30, 2018, respectively.

We recognized $2,356 of deficiency revenue under the throughput and deficiency agreements with BP Products for the three and nine months ended September 30, 2019, and $3,857 for the three and nine months ended September 30, 2018. We recorded $3,026 and $1,067 in Deferred revenue and credits on our condensed consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively.

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

For the three and nine months ended September 30, 2019 and 2018, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses—related parties	$1,423	$1,506	$4,317	$3,494
Maintenance expenses—related parties	66	31	139	75
General and administrative—related parties	3,476	3,691	10,597	10,556
Total costs and expenses—related parties	$4,965	$5,228	$15,053	$14,125

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

Non-controlling Interests

Non-controlling interests consist of the 80% ownership interest in Mardi Gras held by our Parent at September 30, 2018 compared to the 35% ownership interest held at September 30, 2019 after completion of the acquisition on October 1, 2018. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on our condensed consolidated balance sheets and Net income attributable to non-controlling interests on our condensed consolidated statements of operations.

9. Net Income Per Limited Partner Unit

The following table details the distributions declared and/or paid for the periods presented:

Three Months Ended	Date Paid or to be Paid	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit
March 31, 2018	May 15, 2018	$—	$14,010	$14,011	$28,021	$0.2675
June 30, 2018	August 15, 2018	—	14,272	14,271	28,543	0.2725
September 30, 2018	November 15, 2018	—	15,268	15,268	30,536	0.2915
March 31, 2019	May 15, 2019	198	16,375	16,373	32,946	0.3126
June 30, 2019	August 14, 2019	403	16,958	16,954	34,315	0.3237
September 30, 2019	November 14, 2019	743	17,576	17,572	35,891	0.3355

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

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the General Partner and limited partners for that reporting period. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to the Partnership	$45,754	$35,219	$120,238	$96,228
Less:
Incentive distribution rights currently held by the General Partner	743	—	1,344	—
Limited partners' distribution declared on common units	17,576	15,268	50,909	43,550
Limited partners' distribution declared on subordinated units	17,572	15,268	50,899	43,550
Net income attributable to the Partnership in excess of distributions	$9,863	$4,683	$17,086	$9,128

	Three Months Ended September 30, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$743	$17,576	$17,572	$35,891
Net income attributable to the Partnership in excess of distributions	—	4,932	4,931	9,863
Net income attributable to the Partnership	$743	$22,508	$22,503	$45,754
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.43	$0.43

	Nine Months Ended September 30, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$1,344	$50,909	$50,899	$103,152
Net income attributable to the Partnership in excess of distributions	—	8,544	8,542	17,086
Net income attributable to the Partnership	$1,344	$59,453	$59,441	$120,238
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$1.13	$1.13

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Three Months Ended September 30, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$—	$15,268	$15,268	$30,536
Net income attributable to the Partnership in excess of distributions	—	2,341	2,342	4,683
Net income attributable to the Partnership	$—	$17,609	$17,610	$35,219
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.34	$0.34

	Nine Months Ended September 30, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$—	$43,550	$43,550	$87,100
Net income attributable to the Partnership in excess of distributions	—	4,564	4,564	9,128
Net income attributable to the Partnership	$—	$48,114	$48,114	$96,228
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.92	$0.92

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

The carrying value of borrowings under our Credit Facility as of September 30, 2019 and December 31, 2018 approximate fair value as the interest rates are reflective of market rates.

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

We accrued $3,760 and $3,853 for environmental liabilities at September 30, 2019 and December 31, 2018, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	September 30, 2019	December 31, 2018
Current portion of environmental remediation obligations	Other current liabilities	$620	$629
Long-term portion of environmental remediation obligations	Other liabilities	3,140	3,224
Total		$3,760	$3,853

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded $3,760 and $3,853 for corresponding indemnification assets at September 30, 2019 and December 31, 2018, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands of dollars, unless otherwise indicated)

	Balance sheet location	September 30, 2019	December 31, 2018
Current portion of indemnification assets	Other current assets	$620	$629
Non-current portion of indemnification assets	Other assets	3,140	3,224
Total		$3,760	$3,853

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management has performed an initial evaluation of the assets and determined that an impairment is required. A charge of $2.3 million for the impairment was recorded under "Impairment and other, net" on our condensed consolidated statements of operations for the three months ended June 30, 2019. In addition, we incurred $0.8 million for response expense during the three months ended June 30, 2019 and $0.5 million during the three months ended September 30, 2019. Our assets are insured with a deductible of $1.0 million per incident. We have accrued an offsetting insurance receivable of $2.6 million under "Other current assets" on our condensed consolidated balance sheet as of September 30, 2019.

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

Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the nine months ended September 30, 2019:

	Phantom Units
	Number of Units (in units)	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2018	3,737	$20.07
Granted	15,227	16.64
Vested	(3,737)	20.07
Outstanding at September 30, 2019	15,227	$16.64

For the three and nine months ended September 30, 2019, total compensation expense recognized for phantom unit awards was approximately $64 and $175, respectively. For the three and nine months ended September 30, 2018, total compensation expense recognized for phantom unit awards was approximately $56 and $140, respectively. The unrecognized compensation cost related to phantom unit awards was approximately $105 at September 30, 2019, which is expected to be recognized over a weighted average period of 0.4 years.

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

The managing member interest in Mardi Gras provides us with the unilateral power to direct the activities of Mardi Gras that most significantly impact its economic performance including the right to exercise the voting rights of BP for each of the Mardi Gras Joint Ventures. In addition, our obligations to absorb the expected losses of and the right to receive the residual returns from Mardi Gras relative to our economic ownership is significant to Mardi Gras. As a result, we are the primary beneficiary of Mardi Gras and consolidate Mardi Gras.

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at September 30, 2019 and December 31, 2018. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

The financial position of Mardi Gras at September 30, 2019 and December 31, 2018, its financial performance for the three and six months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018, as reflected in our condensed consolidated financial statements, are as follows:

	September 30, 2019	December 31, 2018
Balance sheet
Equity method investments	$394,500	$402,783
Non-controlling interests	138,075	140,974

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statement of operations
Income from equity method investments	$13,255	$10,340	$37,055	$35,205
Less: Net income attributable to non-controlling interests	4,639	8,272	12,969	28,163
Net impact on Net income attributable to the Partnership	$8,616	$2,068	$24,086	$7,042

	Nine Months Ended September 30,
	2019	2018
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$37,055	$35,205
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	8,283	15,362
Cash flows from financing activities
Distributions to non-controlling interests	(15,868)	(40,453)
Net change on the Partnership's cash and cash equivalents	$29,470	$10,114

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

Distribution

On October 17, 2019, we declared a cash distribution of $0.3355 per limited partner unit to unitholders of record on October 31, 2019, for the three months ended September 30, 2019. The distribution, combined with distributions to our General Partner, will be paid on November 14, 2019 and will total $35.9 million, with $16.0 million being distributed to our non-affiliated common unitholders and $19.9 million, including $0.7 million for IDRs, being distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

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

•	Costs or liabilities associated with federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations and system maintenance programs, including pipeline integrity management program testing and related repairs.

•	Changes in tax status.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil, natural gas, refined products and diluent.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	Changes in, and availability to us of the equity and debt capital markets.

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

As of September 30, 2019, our assets consisted of the following:

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

•	A 28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.

•	A 65% managing member interest in Mardi Gras Transportation System Company, LLC (“Mardi Gras”), which holds the following investments in joint ventures located in the Gulf of Mexico:

•	A 56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),

•	A 53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),

•	A 65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,

•	A 65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”). Together Endymion, Caesar, Cleopatra and Proteus are referred to as the “Mardi Gras Joint Ventures.”

•	A 25% ownership interest in KM Phoenix Holdings, LLC ("KM Phoenix").

•	A 22.7% ownership interest in Ursa Oil Pipeline Company, LLC ("Ursa").

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

Acquisition of Equity Interests

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines, we completed the acquisition of (i) an additional 45% interest in Mardi Gras, from BP Pipelines, (ii) a 25% interest in KM Phoenix, from BP Products, and (iii) a 22.7% interest in Ursa, from BP Offshore, in exchange for aggregate consideration of $468 million funded with borrowings under our Credit Facility. The purchase was accounted for as a transaction between entities under common control; as a result, we recognized the acquired assets at their historical carrying value.

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

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management has performed an initial evaluation of the assets and determined that an impairment is required. A charge of $2.3 million for the impairment was recorded under "Impairment and other, net" on our condensed consolidated statements of operations for the three months ended June 30, 2019. In addition, we incurred $0.8 million for response expense during the three months ended June 30, 2019 and $0.5 million during the three months ended September 30, 2019. Our assets are insured with a deductible of $1.0 million per incident. We have accrued an offsetting insurance receivable of $2.6 million under "Other current assets" on our condensed consolidated balance sheet as of

September 30, 2019. The fire caused a temporary throughput restriction that was covered by our MVC. The throughput restriction was resolved within two weeks and volumes returned to normal operating levels.

Total Maintenance Spend - Wholly Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding our total maintenance requirements. Total Maintenance Spend for the nine months ended September 30, 2019 and 2018, respectively, is shown in the table below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands of dollars)
Wholly Owned Assets
Maintenance expenses	$1,325	$1,598
Maintenance capital expenditures	375	1,341
Total Maintenance Spend - Wholly Owned Assets	$1,700	$2,939

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

Our maintenance expenses represent the costs we incur that do not significantly extend the useful life or increase the expected output of our property, plant and equipment. These expenses include pipeline repairs, replacements of immaterial sections of pipelines, inspections, equipment rentals and costs incurred to maintain compliance with existing safety and environmental standards, irrespective of the magnitude of such compliance expenses. Our maintenance expenses may vary significantly from period to period because certain of our expenses are the result of scheduled safety and environmental integrity programs, which occur on a multi-year cycle and require substantial outlays.

Adjusted EBITDA and Cash Available for Distribution

We define Adjusted EBITDA as (i) net income before net interest expense, income taxes, gain or loss from disposition of property, plant and equipment, and depreciation and amortization, plus cash distributed to the Partnership from equity method investments for the applicable period, less income from equity method investments and (ii) net cash provided by operating activities before net interest expense and distributions in excess of earnings from equity method investments, less changes in other assets and liabilities, non-cash adjustments and impairment. We define Adjusted EBITDA attributable to the Partnership as Adjusted EBITDA less Adjusted EBITDA attributable to non-controlling interests. We present these financial measures because we believe replacing our proportionate share of our equity method investments’ net income with the cash received from such equity method investments more accurately reflects the cash flow from our business, which is meaningful to our investors.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations are not comparable for the periods presented in this report for the reasons described below:

Acquisition of Equity Interests

As discussed above, on October 1, 2018, pursuant to the Interest Purchase Agreement we completed the acquisition of:

•	(i) an additional 45.0% interest in Mardi Gras, from BP Pipelines,

•	(ii) a 25.0% interest in KM Phoenix, from BP Products, and

•	(iii) a 22.7% interest in Ursa, from BP Offshore.

Factors Affecting Our Business

Our business can be negatively affected by sustained downturns or slow growth in the economy in general and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our customers’ operations.

Customers

BP is our primary customer. Total revenue from BP represented 97.9% and 97.6% of our revenues for the three and nine months ended September 30, 2019, respectively. Total revenue from BP represented 98.4% and 97.6% for the three and nine months ended September 30, 2018, respectively. BP’s volumes represented approximately 95.6% and 95.1% of the aggregate total volumes transported on the Wholly Owned Assets for the three and nine months ended September 30, 2019, respectively. BP’s volumes represented approximately 96.4% and 95.1% of the aggregate total volumes transported on the Wholly Owned Assets for the three and nine months ended September 30, 2018, respectively.

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

Results of Operations

The following tables and discussion contain a summary of our condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands of dollars)
Revenue	$34,561	$32,074	$93,402	$87,628
Costs and expenses
Operating expenses	5,330	4,383	14,932	12,007
Maintenance expenses	369	671	1,325	1,598
General and administrative	4,005	5,287	12,556	13,355
Lease expense	17	15	53	45
Depreciation	656	663	1,970	1,987
Impairment and other, net	—	—	1,000	—
Property and other taxes	111	165	361	388
Total costs and expenses	10,488	11,184	32,197	29,380
Operating income	24,073	20,890	61,205	58,248
Income from equity method investments	30,104	22,581	83,312	66,262
Interest expense (income), net	3,784	(20)	11,310	119
Income before income taxes	50,393	43,491	133,207	124,391
Income tax expense	—	—	—	—
Net income	50,393	43,491	133,207	124,391
Less: Net income attributable to non-controlling interests	4,639	8,272	12,969	28,163
Net income attributable to the Partnership	$45,754	$35,219	$120,238	$96,228

Adjusted EBITDA*	$57,191	$49,369	$157,951	$146,911
Less: Adjusted EBITDA attributable to non-controlling interests	5,267	11,719	15,868	40,453
Adjusted EBITDA attributable to the Partnership	$51,924	$37,650	$142,083	$106,458
* See Reconciliation of Non-GAAP Measures below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pipeline throughput (thousands of barrels per day)(1)(2)	2019	2018	2019	2018
BP2	316	276	299	286
Diamondback	59	52	65	69
River Rouge	72	70	71	65
Total Wholly Owned Assets	447	398	435	420

Mars	519	580	548	499

Caesar	176	214	198	198
Cleopatra(3)	21	24	24	23
Proteus	191	150	158	169
Endymion	191	150	158	169
Mardi Gras Joint Ventures	579	538	538	559

Ursa	104	89	112	65

Average revenue per barrel ($ per barrel)(2)(4)
Total Wholly Owned Assets	$0.78	$0.77	$0.77	$0.73
Mars	1.36	1.22	1.24	1.21
Mardi Gras Joint Ventures	0.63	0.68	0.67	0.66
Ursa	0.89	0.81	0.87	0.83
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Interest in Ursa was contributed to the Partnership on October 1, 2018 and throughput and average revenue per barrel is presented on a 100% basis for the three and nine months ended September 30, 2018.

(3) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(4) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Total revenue from our wholly owned assets increased by $2.5 million or 7.8% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the following factors:

•	$2.9 million increase or 19.7% attributable to a 14.7% increase in throughput volume and a 4.3% increase in weighted average tariff rate from BP2.

•	$1.1 million increase from the recognition of deficiency revenue on Diamondback.

•	$1.0 million increase or 11.4% attributable to a 4.0% increase in throughput volume and a 7.1% increase in the weighted average tariff rate from River Rouge.

•	$0.1 million increase or 4.8% attributable to throughput volume from Diamondback.

•	$2.6 million decrease from the absence of deficiency revenue on BP2 in the current period.

Operating expenses increased by $0.9 million or 21.6% for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily attributable to a $0.6 million increase in insurance expense due to acquisition of assets on October 1, 2018, a $0.1 million increase in right-of-way clearing spend and a $0.2 million increase in various other expenses.

General and administrative expense decreased by $1.3 million or 24.2% in the three months ended September 30, 2019, compared to the three months ended September 30,2018, primarily due to $0.9 million less transactions expenses in the current period compared to 2018 expenses related to acquisition of assets on October 1, 2018, and a decrease of $0.4 million from other miscellaneous expenses.

Income from equity method investments increased by $7.5 million in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to $2.7 million of incremental earnings in the current period from the assets acquired on October 1, 2018; an increase of $1.9 million from Mars primarily from a revenue adjustment and incidental revenue from new cavern access; and an increase of $2.9 million for Mardi Gras Joint Ventures primarily due to a 7.3% increase in throughput volume.

Interest expense increased by $3.8 million in the three months ended September 30, 2019, compared to the three months ended September 30, 2018 due to a full quarter of interest related to $468 million in borrowings under our Credit Facility in October 2018 to facilitate our 2018 acquisition of assets.

Net income attributable to non-controlling interests decreased by $3.6 million in the three months ended September 30, 2019, compared to the three months ended September 30, 2018 due to the reduction in non-controlling interest in Mardi Gras from 80% to 35%.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Total revenue from our wholly owned assets increased by $5.8 million or 6.6% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to the following factors:

•	$4.1 million increase or 9.6% attributable to 4.6% increase in throughput volume and a 4.6% increase in weighted average tariff rate from BP2.

•	$3.8 million increase or 16.3% attributable to a 9.6% increase in throughput volume and a 6.1% increase in weighted average tariff rate from River Rouge.

•	$1.1 million increase from the recognition of deficiency revenue on Diamondback.

•	$2.6 million decrease from the absence of deficiency revenue on BP2.

•	$0.6 million decrease or 6.8% attributable to a 6.3% decrease in throughput volume from Diamondback.

Operating expenses increased by $2.9 million or 24.4% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily attributable to a $1.9 million increase in insurance expense due to the acquisition of assets on October 1, 2018, and $1.0 million due to increases in various operating costs.

General and administrative expense decreased by $0.8 million or 6.0% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to less transactions expenses in the current period compared to 2018 expenses related to acquisition of assets on October 1, 2018.

Operating income includes a net impairment charge of $1.0 million related to an incident that occurred in the quarter ended June 30, 2019 at Griffith Station on BP2. See MD&A - How We Evaluate Our Operations.

Income from equity method investments increased by $17.1 million in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to $8.4 million of incremental earnings in the current period from the assets acquired on October 1, 2018; an increase of $6.8 million from Mars primarily from a revenue adjustment and incidental revenue from new cavern access; and an increase of $1.9 million for Mardi Gras Joint Ventures primarily due to an increase in the average tariff rate.

Interest expense, net increased by $11.2 million in the nine months ended September 30, 2019 compared to the three months ended September 30, 2018, due to a full nine months of interest related to $468 million in borrowings under our Credit Facility in October 2018 to facilitate our 2018 acquisition of assets.

Net income attributable to non-controlling interests decreased by $15.2 million due to the reduction in non-controlling interest in Mardi Gras from 80% to 35%.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$50,393	$43,491	$133,207	$124,391
Add:
Depreciation	656	663	1,970	1,987
Interest expense, net	3,784	(20)	11,310	119
Cash distributions received from equity method investments — Mardi Gras Joint Ventures	15,050	14,649	45,338	50,566
Cash distributions received from equity method investments — Mars	14,250	13,167	40,088	36,110
Cash distributions received from equity method investments — Others	3,162	—	9,350	—
Less:
Income from equity method investments — Mardi Gras Joint Ventures	13,255	10,340	37,055	35,205
Income from equity method investments — Mars	14,104	12,241	37,819	31,057
Income from equity method investments — Others	2,745	—	8,438	—
Adjusted EBITDA	57,191	49,369	157,951	146,911
Less:
Adjusted EBITDA attributable to non-controlling interests	5,267	11,719	15,868	40,453
Adjusted EBITDA attributable to the Partnership	51,924	37,650	142,083	106,458
Add:
Net adjustments from volume deficiency agreements	(3,043)	(2,676)	(2,792)	(1,853)
Less:
Net interest paid/(received)	(102)	(20)	11,342	126
Maintenance capital expenditures	109	869	375	1,341
Cash reserves(1)	3,882	—	—	—
Cash available for distribution attributable to the Partnership	$44,992	$34,125	$127,574	$103,138

(1) Acquisition financing expenses

	Nine Months Ended September 30,
	2019	2018
	(in thousands of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$142,230	$133,486
Add:
Interest expense, net	11,310	119
Distribution in excess of earnings from equity method investments	8,295	15,362
Less:
Changes in other assets and liabilities	2,672	1,916
Non-cash adjustments	212	140
Impairment and other, net*	1,000	—
Adjusted EBITDA	157,951	146,911
Less:
Adjusted EBITDA attributable to non-controlling interests	15,868	40,453
Adjusted EBITDA attributable to the Partnership	142,083	106,458
Add:
Net adjustments from volume deficiency agreements	(2,792)	(1,853)
Less:
Net interest paid/(received)	11,342	126
Maintenance capital expenditures	375	1,341
Cash reserves(1)	—	—
Cash available for distribution attributable to the Partnership	$127,574	$103,138

* This includes $3.6 million of costs related to the Griffith Station Incident (impairment charge of $2.3 million and $1.3 million for response expense), net of $(2.6) million in offsetting insurance receivable. The net charge of $1.0 million reflects our insurance deductible.

(1) Acquisition financing expenses

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

Cash Distributions

The board of directors of our General Partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or approximately $110.0 million per year in the aggregate, based on the number of common and subordinated units outstanding as of September 30, 2019. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our General Partner and its affiliates.

On October 17, 2019 we declared a cash distribution of $0.3355 per limited partner unit to unitholders of record on October 31, 2019, for the three months ended September 30, 2019. The distribution, combined with distributions to our General Partner, will be paid on November 14, 2019 and will total $35.9 million, with $16.0 million being distributed to our non-affiliated common unitholders and $19.9 million, including $0.7 million for IDRs, being distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

Revolving Credit Facility

On October 30, 2017, the Partnership entered into the $600 million unsecured Credit Facility with an affiliate of BP. The Credit Facility terminates on October 30, 2022 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA (as defined in the Credit Facility), not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of our General Partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our leverage ratio to exceed 4.5 to 1.0. As of September 30, 2019, the Partnership was in compliance with the covenants contained in the Credit Facility.

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

In connection with our acquisition in the fourth quarter of 2018, we borrowed $468 million from the Credit Facility and this amount was outstanding as of September 30, 2019.

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

Cash Flows from Our Operations

Operating Activities. We generated $142.2 million and $133.5 million in cash flow from operating activities in the nine months ended September 30, 2019 and 2018, respectively. The $8.7 million increase in cash flows from operations primarily resulted from an increase in distribution from equity method investments and changes in working capital.

Investing Activities. Our cash flow generated by investing activities was $7.9 million and $14.0 million in the nine months ended September 30, 2019 and 2018, respectively. The $6.1 million decrease in cash flow generated by investing activities was due to a reduction in the distribution in excess of earnings from our equity method investments during the nine months ended September 30, 2019.

Financing Activities. Our cash flow used in financing activities was $114.7 million and $130.8 million in the nine months ended September 30, 2019 and 2018, respectively. The $16.1 million decrease in the usage of cash for financing activities was due primarily to the repayment of $15.0 million of short-term debt in the nine months ended September 30, 2018, and a net decrease of $1.1 million related to distributions to non-controlling interests, unitholders and general partner.

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

A summary of our capital expenditures related to the Wholly Owned Assets, for the nine months ended September 30, 2019 and 2018, is shown in the table below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands of dollars)
Cash spent on maintenance capital expenditures	$375	$1,341
Increase in accrued capital expenditures	182	149
Total capital expenditures incurred	$557	$1,490

Our capital expenditures for the nine months ended September 30, 2019 were $0.6 million, primarily associated with instrumentation upgrades on River Rouge. Our capital expenditures for the nine months ended September 30, 2018 were $1.5 million, primarily associated with an upgrade on piping from boosters to mainline pumps for River Rouge.

All capital expenditures in the nine months ended September 30, 2019 and 2018 were maintenance expenditures. We did not incur any expansion capital expenditures during such periods.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and nine months ended September 30, 2019, does not differ materially from that discussed under Item 7A of our 2018 Annual Report.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at a reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have ownership in several joint ventures, and we may enter into other joint venture arrangements in the future. The nature of our joint ventures grant operatorship, which includes the accounting for operations of the joint venture, to our joint venture partner. These joint ventures have control environments independent of our oversight and review. Contractually, we can only exercise limited review and perform limited queries into the accounting performed by the operators. We have no control over the actual day-to-day accounting performed by the operator. If our joint venture partners have control deficiencies in their accounting or financial reporting environments, it may result in reporting our percentage of the financial results for the joint venture that are inaccurate. This may result in material misstatement in our reported consolidated financial results. If the operators determine that material misstatements have occurred in previously issued financials, it may result in a material misstatement for us that can result in the need to restate and reissue previously issued consolidated financials as filed with the Securities Exchange Commission.

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

•	damages to, loss of availability of and delays in gaining access to interconnecting third-party pipelines, terminals and other means of delivering crude oil, natural gas, refined products and diluent;

•	disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack;

•	leaks of crude oil, natural gas, refined products or diluent as a result of the malfunction of equipment or facilities;

•	unexpected business interruptions;

•	curtailments of operations due to severe weather, natural disasters, including hurricanes, and acts of terrorism; and

•	riots, strikes, lockouts or other industrial disturbances

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

We have no activity to report for the quarterly period ended September 30, 2019.

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
101
The following financial information from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.
						X
104	The cover page from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL.					X

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

Date: November 12, 2019	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director