Form 10-K
period 2019-12-31
BP Midstream Partners LP
filed 2020-02-27
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 28, 2019, was $739 million, based on the closing price of such units of $15.48 as reported on the New York Stock Exchange on such date. As of February 26, 2020, the registrant had 52,387,740 common units and 52,375,535 subordinated units outstanding.

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

Forward-looking statements may include statements about:

•The continued ability of BP and any non-affiliate customers to satisfy their obligations under our commercial and other agreements, or otherwise ship volumes on our pipelines, and the impact of lower market prices for crude oil, natural gas, refined products and diluent.
•The volume of crude oil, natural gas, refined products and diluent we transport or store and the prices that we can charge our customers.
•The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment imposed by federal and state regulators.
•Availability of acquisitions and financing for acquisitions on our expected timing and acceptable terms.
•Changes in revenue we realize under the fixed loss allowance provisions of our fees and tariffs resulting from changes in underlying commodity prices.
•Fluctuations in the prices for crude oil, natural gas, refined products and diluent.
•The level of onshore and offshore production and demand for crude oil, natural gas, refined products and diluent.
•Our ability to successfully integrate recently acquired assets with our own and realize the anticipated benefits of such acquisitions.
•Changes in global economic conditions and the effects of a global economic downturn on the business of BP and the business of its suppliers, customers, business partners and credit lenders.
•Liabilities associated with the risks and operational hazards inherent in transporting and/or storing crude oil, natural gas, refined products and diluent.
•Curtailment of operations or expansion projects due to unexpected leaks or spills; severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.
•Costs or liabilities associated with federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.
•Costs associated with compliance with evolving environmental laws and regulations on climate change.
•Costs associated with compliance with safety regulations and system maintenance programs, including pipeline integrity management program testing and related repairs.
•Changes in tax status.
•Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil, natural gas, refined products and diluent.
•Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.
•Changes in, and availability to us, of the equity and debt capital markets.

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

GLOSSARY OF TERMS

As used in this Annual Report, the identified terms have the following meanings:

Barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
Bbl	Barrel.
BSEE	Bureau of Safety and Environmental Enforcement.
BP	BP p.l.c. and, unless context otherwise requires, its controlled affiliates, other than BP Midstream Partners LP, its subsidiaries and general partner.
BP2	BP#2 crude oil pipeline system and related assets.
BP2 OpCo	BP Two Pipeline Company LLC, which owns BP2.
BPA	BP America Inc.
BP Holdco	BP Midstream Partners Holdings LLC.
BPMP	BP Midstream Partners LP listed on the New York Stock Exchange.
BP Pipelines	BP Pipelines (North America), Inc.
BP Products	BP Products North America, Inc.
Capacity	A pipeline’s individual or aggregate capacity is intended as the capacity for the primary purpose of the pipeline based on our experience and/or calculations. For crude pipeline systems, this is typically the delivery capacity to the final destination (even if the system has segments with differing capacity). For product pipeline systems, this is typically the capacity to transport to one or where appropriate a number of delivery points along the pipeline. Furthermore, note that the capacity of a pipeline can change based on the mix of commodities shipped, the physical characteristics of those commodities, the destination of the commodity, and the operating scenario. Therefore, the capacity stated is subject to change based on future physical modifications, commodity changes, or changes in operating scenarios.
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act.
Clean Water Act	Water Pollution Control Act of 1972.
Common carrier pipeline	A pipeline engaged in the transportation of crude oil, refined products or natural gas liquids as a common carrier for hire.
Crude oil	A mixture of raw hydrocarbons that exists in liquid phase in underground reservoirs.
Delaware Act	Delaware Revised Uniform Limited Partnership Act.
Diamondback	Diamondback diluent pipeline system and related assets.
Diamondback OpCo	BP D-B Pipeline Company LLC, which owns Diamondback.
Diluent	A light hydrocarbon mixture which, when blended with heavy crude petroleum, reduces the viscosity of crude to make it more efficient to transport by pipeline.
DOI	Department of Interior.
DOT	Department of Transportation.
DRA	Drag reducing agent.
EPA	Environmental Protection Agency.
EPAct	Energy Policy Act of 1992.

Estimated Total Maintenance Spend	Estimated Total Maintenance Spend is a defined term under our partnership agreement. It is estimated annually (and whenever an event occurs that is likely to result in a material adjustment) by the board of directors of our general partner. It is intended to represent the average quarterly Maintenance Capital Expenditures (as such term is defined below) and maintenance expenses that the Partnership will need to incur over the long term to maintain the operating capacity or operating income of the Partnership and its subsidiaries (including the Partnership’s proportionate share of the average quarterly Maintenance Capital Expenditures and maintenance expenses of its subsidiaries that are not wholly owned) existing at the time the estimate is made.
Expansion capital expenditures	Expansion capital expenditures is a defined term under our partnership agreement. Expansion capital expenditures are cash expenditures (including transaction expenses) for capital improvements. Expansion capital expenditures do not include maintenance capital expenditures or investment capital expenditures. Expansion capital expenditures do include interest payments (including periodic net payments under related interest rate swap agreements) and related fees paid during the construction period on construction debt. Where cash expenditures are made in part for expansion capital expenditures and in part for other purposes, the general partner determines the allocation between the amounts paid for each.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
Fixed loss allowance or FLA	An allowance for volume losses due to measurement difference set forth in crude oil product transportation agreements, including long-term transportation agreements and tariffs for crude oil shipments.
GAAP	United States generally accepted accounting principles.
Gal	Gallons.
GHG	Greenhouse gas.
HCA	High Consequence Area.
ICA	Interstate Commerce Act.
Investment capital expenditures	Investment capital expenditures means capital expenditures other than Maintenance capital expenditures and Expansion capital expenditures.
IPO	Initial Public Offering of BP Midstream Partners LP.
IPO Contributed Assets	100% interest in each BP2 OpCo, River Rouge OpCo and Diamondback OpCo, a 28.5% interest in Mars and a 20% managing interest in Mardi Gras.
IRS	Internal Revenue Service.
kboe	One thousand barrels of oil equivalent.
kbpd	Thousand barrels per day.
LIBOR	London Interbank Offered Rate.
LTIP	BP Midstream Partners LP 2017 Long-Term Incentive Plan.
Maintenance capital expenditures	Maintenance capital expenditures is a defined term under our partnership agreement. Maintenance capital expenditures are cash expenditures (including expenditures for (a) the acquisition (through an asset acquisition, merger, stock acquisition, equity acquisition or other form of investment) by the Partnership or any of its subsidiaries of existing assets or assets under construction, (b) the construction or development of new capital assets by the Partnership or any of its subsidiaries, (c) the replacement, improvement or expansion of existing capital assets by the Partnership or any of its subsidiaries or (d) a capital contribution by the Partnership or any of its subsidiaries to a person that is not a subsidiary in which the Partnership or any of its subsidiaries has, or after such capital contribution will have, directly or indirectly, an equity interest, to fund the Partnership or such subsidiary’s share of the cost of the acquisition, construction or development of new, or the replacement, improvement or expansion of existing, capital assets by such person), in each case if and to the extent such acquisition, construction, development, replacement, improvement or expansion is made to maintain, over the long-term, the operating capacity or operating income of the Partnership and its subsidiaries, in the case of clauses (a), (b) and (c), or such person, in the case of clause (d), as the operating capacity or operating income of the Partnership and its subsidiaries or such person, as the case may be, existed immediately prior to such acquisition, construction, development, replacement, improvement, expansion or capital contribution. For purposes of this definition, “long-term” generally refers to a period of not less than twelve months. Maintenance capital expenditures do not include expansion capital expenditures or investment capital expenditures.
MLP	Master limited partnership.
MMscf	One million standard cubic feet.
MMscf/d	One million standard cubic feet per day.
MVC	Minimum Volume Commitment.

NEPA	National Environmental Policy Act.
NGA	Natural Gas Act.
NYSE	New York Stock Exchange.
OCSLA	Outer Continental Shelf Lands Act.
OPA-90	Oil Pollution Act of 1990.
OSHA	Occupational Safety and Health Act.
PHMSA	Pipeline and Hazardous Materials Safety Administration.
PPI	U.S. Producer Price Index.
Predecessor	The historical financial results of BP2, River Rouge, and Diamondback.
RCRA	Resource Conservation and Recovery Act.
River Rouge	Whiting to River Rouge refined products pipeline system and related assets.
River Rouge OpCo	BP River Rouge Pipeline Company LLC, which owns River Rouge.
Refined products	Hydrocarbon compounds, such as gasoline, diesel fuel, jet fuel and residual fuel, that are produced by a refinery.
ROFO	Right of First Offer.
SEC	Securities and Exchange Commission.
Throughput	The volume of crude oil, refined products, diluent or natural gas transported or passing through a refinery, pipeline, terminal or other facility during a particular period.
Total Maintenance Spend	The sum of (a) the maintenance expenses of the IPO: Contributed Assets, (b) the maintenance capital expenditures of the IPO Contributed Assets, excluding any reimbursable maintenance capital expenditures, and (c) our allocable portion of the sum of (1) the maintenance expenses of Mars, Ursa, KM Phoenix and each of the Mardi Gras Joint Ventures and (2) the maintenance capital expenditures of Mars, Ursa, KM Phoenix and each of the Mardi Gras Joint Ventures, excluding any reimbursable maintenance capital expenditures.
Wholly Owned Assets	100% interest in each of BP2 OpCo, River Rouge OpCo and Diamondback OpCo.
WTI	West Texas Intermediate.

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

We own one onshore crude oil pipeline system, one onshore refined products pipeline system, one onshore diluent pipeline system, and interests in five offshore crude oil pipeline systems, one refined product terminalling system and one offshore natural gas pipeline system. Our onshore crude oil pipeline, BP2, indirectly links Canadian crude oil production with BP’s Whiting Refinery, the largest refinery in the Midwest. Our River Rouge refined products pipeline system connects the Whiting Refinery to the Detroit refined products market. Our Diamondback diluent pipeline indirectly connects the Whiting Refinery and other diluent supply sources to a third-party pipeline for ultimate delivery to the Canadian oil sands production areas. The offshore crude oil pipeline systems, which include our interests in Mars Oil Pipeline Company, LLC and the pipeline system and related assets owned by such entity (collectively, "Mars"), Ursa Oil Pipeline Company, LLC ("Ursa") and through our ownership in Mardi Gras Transportation System Company, LLC ("Mardi Gras"), Caesar Oil Pipeline Company, LLC and the pipeline system and related assets owned by such entity (collectively, "Caesar"), Proteus Oil Pipeline Company, LLC and the pipeline system and related assets owned by such entity (collectively, "Proteus") and Endymion Oil Pipeline Company, LLC and the pipeline system and related assets owned by such entity (collectively, "Endymion"), link major offshore production areas in the Gulf of Mexico with the Gulf Coast refining and distribution hubs. The offshore natural gas pipeline system, Cleopatra Gas Gathering Company, LLC and the pipeline system and related assets owned by such entity (collectively, "Cleopatra") (also owned through our ownership interest in Mardi Gras), links offshore production areas in the Gulf of Mexico to an offshore pipeline for ultimate delivery to shore. Our ownership interest in the onshore refined products terminal network, KM Phoenix Holdings, LLC ("KM Phoenix"), has 13 refined products storage and terminalling systems located across the United States in markets that are highly strategic to supporting BP's refining, trading and marketing businesses.

We have historically generated substantially all of our revenue under long-term agreements or FERC-regulated generally applicable tariffs by charging fees for the transportation of products through our pipelines. Substantially all of our aggregate revenue on BP2, Diamondback and River Rouge is supported by commercial agreements with BP Products. BP Products has entered into minimum volume commitment agreements with respect to BP2, River Rouge and Diamondback. The dedication agreement and one throughput and deficiency agreement that generate revenue for Diamondback will renew in June 2020 pursuant to their terms for one additional year. The parties have the option to allow the two agreements to renew annually for one additional year by not sending written notice of termination six months prior to the expiration date. The throughput and deficiency agreement that does not have renewal terms will not renew and expires by its terms on December 31, 2020. The Partnership is reviewing its options with respect to that agreement. BP Pipelines also granted us a seven-year ROFO through 2024 with respect to its retained ownership interest in Mardi Gras and all of its interests in midstream pipeline systems and assets related thereto in the contiguous United States and offshore Gulf of Mexico that are owned by BP Pipelines. We refer to these assets collectively as the “Subject Assets”. Please see - "Our Commercial Agreements with BP - Right of First Offer" below.

Businesses and Assets

As of December 31, 2019, our businesses and assets consisted of the following:

•BP Two Pipeline Company LLC, which owns the BP#2 crude oil pipeline system (“BP2”).
•BP River Rouge Pipeline Company LLC, which owns the Whiting to River Rouge refined products pipeline system (“River Rouge”).
•BP D-B Pipeline Company LLC, which owns the Diamondback diluent pipeline system (“Diamondback”). BP2, River Rouge, and Diamondback are in the Midwest region of the United States, and together are referred to as the "Wholly Owned Assets".
•A 28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.
•A 65% managing member interest in Mardi Gras Transportation System Company, LLC (“Mardi Gras”), which holds the following investments in joint ventures located in the Gulf of Mexico:
•A 56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),
•A 53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),
•A 65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,
•A 65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”). Together Endymion, Caesar, Cleopatra and Proteus are referred to as the “Mardi Gras Joint Ventures.”
•A 22.7% ownership interest in Ursa Oil Pipeline Company, LLC ("Ursa").
•A 25% ownership interest in KM Phoenix Holdings, LLC ("KM Phoenix").

Organizational Structure

The following simplified diagram depicts our organizational structure as of December 31, 2019.

BP Pipelines
(North America) Inc.
("BP Pipelines")
35%[1]
BP Midstream
Partners Holdings LLC
("BP Holdco")
4,581,177 Common Units
52,375,535 Subordinated Units
BP Midstream
Partners GP LLC
(the "general partner")
General Partner Interest
Incentive Distribution Rights
54.4 % Limited
Partner Interest
Public Unitholders
47,806,563 Common Units
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
Operating Subsidiaries
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

The table below sets forth certain information regarding our assets as of December 31, 2019:

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
 ________________________
(1)The approximate capacity information presented is in kbpd with the exception of the approximate capacity related to Cleopatra gas gathering system, which are presented in MMscf/d. Pipeline capacities are based on current operations and vary depending on the specific products being transported and delivery point, among other factors.
(2)Represents Mars capacity of the approximately 54 mile segment from the connections to Ursa, Medusa and Olympus pipelines at the West Delta 143 platform complex to Fourchon, Louisiana where Mars has a connection with Amberjack pipeline for ultimate delivery to Clovelly, Louisiana. The capacity of the Mars pipeline system ranges from 100 kbpd to 600 kbpd depending on the pipeline segment and the type of crude oil transported.
(3)BP has historically been the sole shipper on BP2 and River Rouge. Substantially all of our revenue on BP2, Diamondback and River Rouge is supported by commercial agreements with BP Products.
(4)Our ownership interest and BP Pipelines’ and its affiliates’ retained ownership interest in each of Caesar, Cleopatra, Proteus and Endymion represents 65% and 35%, respectively, of the 56%, 53%, 65% and 65% ownership interests in such Mardi Gras Joint Ventures, respectively, held by Mardi Gras.
(5)Our 65% interest in Mardi Gras includes a managing member interest that provides us with the right to vote Mardi Gras’ retained ownership interest in the Mardi Gras Joint Ventures.

Onshore Crude Oil, Refined Products and Diluent Pipelines

BP2.

General.     BP2 is a crude oil pipeline system consisting of approximately 12 miles of 20- and 22-inch active pipeline and related assets, transporting crude oil for BP from the third-party owned Griffith Terminal in Griffith, Indiana to BP’s Whiting Refinery in Whiting, Indiana under FERC-regulated posted tariffs. The Whiting Refinery is the largest refinery in the Midwestern United States with a nameplate capacity of 430 kbpd and has been in operation for more than a century. In 2013, BP finished a multi-billion dollar, multi-year modernization project at the Whiting Refinery that was one of the largest downstream initiatives in the history of BP. The project has modernized the Whiting Refinery by reconfiguring its crude distillation unit and adding advanced hydro-treating, sulphur recovery and coking capacity. With the project’s completion, the Whiting Refinery has the flexibility to shift from processing primarily higher-cost sweet crude to discounted heavy crude oil, largely from Canada.

BP is increasing the heavy crude processing capacity at Whiting Refinery from 325 kbpd towards 350 kbpd by year-end 2020. BP has expanded BP2’s capacity from approximately 240 kbpd to a current capacity of 475 kbpd to accommodate this growth. BP2 has the ability to ship a wide variety of crude oil types, including heavy, sour, sweet, and synthetic crude. The Whiting Refinery depends on BP2 as its primary source of Canadian heavy crude, and we believe that it has a significant transportation cost advantage over Gulf Coast refiners in accessing this growing supply source. BP also has access to an alternative crude oil pipeline that delivers crude oil to the Whiting Refinery.

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

Contracts.     Diamondback has historically generated revenue through published tariffs (regulated by the FERC) applied to volumes moved, and certain volumes have been transported pursuant to long-term contracts. FERC-approved tariffs may be adjusted annually based on a FERC-published index. The Diamondback rate was previously set by settlement and has been subsequently indexed. We are a party to commercial agreements with BP Products that includes minimum volume commitments and a dedication agreement for Diamondback. Under these fee based agreements, we provide transportation services to BP Products, and BP Products commits to pay us for a minimum of 8.4 million barrels of diluent in each of the 12 month periods of the agreement's term or approximately 23 kbpd of diluent through June 30, 2021, regardless of whether such volumes are physically shipped by BP Products through our pipeline during the term of the agreement. The parties have the option to allow the agreements to renew annually for one additional year by not sending written notice of termination six months prior to the expiration date. We also have a commercial agreement with BP Products that includes minimum volume commitments for Diamondback. Under this fee-based agreement, we provide transportation services to BP Products, and BP Products commits to pay us for minimum volumes of diluent through December 31, 2020, regardless of whether such volumes are physically shipped by BP Products through our pipeline during the term of the agreement. This agreement does not have renewal terms and expires on December 31, 2020. The Partnership is reviewing its options with respect to that agreement. These agreements support a substantial portion of our revenue on Diamondback.

        Offshore Crude Oil and Natural Gas Pipelines.

TX
LA
LOOP
Fourchon
SP89E
Appomattox
Thunder Hawk
Big Bend Field
Dantzler Field
Mars A
Olympus
Thunder Horse
SS 332
Shenzi
Holstein
Neptune
Heidelberg
Mad Dog
Atlantis
Louisiana Offshore Oil Port ("LOOP")
BP Operated Platform
BP Non-Operated Platform
Mars
Caesar
Cleopatra
Proteus
Endymion
Ursa
Connecting 3rd Party Pipelines

Mars.

General.     Mars is a major corridor crude oil pipeline system in a high-growth area of the Gulf of Mexico, delivering crude oil production received from the Mississippi Canyon area of the Gulf of Mexico, including the Olympus platform, the Mars A platform, the Medusa and Ursa pipelines, and from the Green Canyon and Walker Ridge areas via Amberjack pipeline connection at Fourchon, Louisiana, to shore, terminating in salt dome caverns in Clovelly, Louisiana. The Mars pipeline system is approximately 163 miles in length with capacity, which represents the capacity of the approximately 54 mile segment from the connections to Ursa and Medusa pipelines at the West Delta 143 platform complex to the connection with Amberjack pipeline at Fourchon, Louisiana, of approximately 400 kbpd. The capacity of the Mars pipeline system ranges from 100 kbpd to 600 kbpd depending on the pipeline segment and the type of crude oil transported. Mars is connected to the Louisiana Offshore Oil Port ("LOOP") storage complex, which provides tanker offloading, loading and temporary storage services for the crude oil industry and has access to multiple attractive downstream markets. Mars leases a cavern from LOOP LLC, which provides it with additional operational flexibility and protection for its operations from extreme weather conditions such as hurricanes. As a corridor pipeline, Mars is positioned to allow additional connections from new production platforms and supply pipelines without significant capital expenditures. We expect Mars will be an increasingly important conduit for crude oil produced in the deepwater Gulf of Mexico because it provides the Mississippi Canyon platforms as well as third-party pipelines with access to the LOOP storage complex.

Ownership and Operatorship.     We own a 28.5% interest and an affiliate of Shell owns the remaining 71.5% interest in Mars. An affiliate of Shell operates Mars. Under the Mars limited liability company agreement, Mars is managed by a management committee that has full power and authority to manage the entire business and affairs of the Mars pipeline system and oversee the operations of the Mars operator. For as long as there are only two non-affiliated members of Mars, all decisions of the management committee require the vote of at least 51% of the ownership interests in the company, except for certain actions including approving contracts with an affiliate of the operator or approving capital budgets and operating budgets, which require a vote of 100% of the ownership interests, or fundamental actions, including approving capital expenditures above certain amounts, authorizing the borrowing of money on the credit of the company and the dissolution of the company, each of which also requires the vote of members representing 100% of the ownership interests.

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

Customers.     Mars maintains a set of well-established customers, including BP. Mars is connected to several production platforms and the Ursa and Medusa pipeline systems, which tie back to Mars, bringing the production from additional production platforms dedicated to these two pipelines into Mars. Mars also receives significant volume from Amberjack at Fourchon, Louisiana, the terminus of Amberjack pipeline system.

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

Caesar.

General.     Caesar is approximately 115 miles of 24- and 28-inch pipeline with an approximate capacity of 450 kbpd connecting platforms in the Southern Green Canyon area of the Gulf of Mexico with the two connecting carrier pipelines (Cameron Highway and Poseidon) for ultimate transportation to shore. Caesar is designed not only to meet the needs of the original BP-operated Green Canyon area platforms, but also to accommodate new connections for growing production in the area. The Green Canyon area serviced by Caesar is a high-growth area of the Gulf of Mexico and includes the Holstein platform (“Holstein”) operated by Occidental Petroleum Corporation ("Oxy"), the BP-operated Mad Dog platform (“Mad Dog”), the BP-operated Atlantis platform (“Atlantis”), the BHP Billiton Ltd ("BHP")-operated Neptune platform (“Neptune”) and the Oxy-operated Heidelberg platform (“Heidelberg”). Caesar is expected to transport new volumes from Mad Dog 2 once it comes online, which anticipated to be in 2021. New volumes can enter the pipeline through either subsea tie-backs to currently connected platforms or by connecting to one of three existing and available subsea connections located in the Green Canyon area.

Ownership and Operatorship.     We own a 65% managing member interest in Mardi Gras, which owns a 56% interest in Caesar, and unaffiliated third-party investors own the remaining 44%. An affiliate of Shell operates Caesar. Under the Caesar limited liability company agreement, Caesar is managed by a management committee that has full power and authority to manage the entire business and affairs of the Caesar pipeline system and oversee the operations of the Caesar operators. All decisions of the management committees require the vote of two or more members that are not affiliates holding at least 61% of the ownership interests in Caesar, except for certain significant actions, including approving significant capital expenditures, that require the vote of members representing at least 70% of the ownership interests, and certain fundamental actions, including authorizing the merger, consolidation or dissolution of the company, each of which requires the vote of members representing 100% of the ownership interests.

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

Customers.     Caesar maintains a set of well-established customers, including BP. Caesar is connected to the Mad Dog, Atlantis, Holstein, Neptune and Heidelberg production platforms.

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

Ownership and Operatorship.     We own a 65% managing member interest in Mardi Gras, which owns a 53% interest in Cleopatra, and unaffiliated third-party investors own the remaining 47%. An affiliate of Shell operates Cleopatra. Under the Cleopatra limited liability company agreement, Cleopatra is managed by a management committee that has full power and authority to manage the entire business and affairs of the Cleopatra pipeline systems and oversee the operations of the Cleopatra operators. All decisions of the management committee require the vote of two or more members that are not affiliates holding at least 61% of the ownership interests in Cleopatra, except for certain significant actions, including approving significant capital expenditures, that require the vote of members representing at least 70% of the ownership interests, and certain fundamental actions, including authorizing the merger, consolidation or dissolution of the company, each of which requires the vote of members representing 100% of the ownership interests.

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

Customers.     Cleopatra maintains a set of well-established customers, including BP. Cleopatra is connected to the Mad Dog, Atlantis, Holstein, Neptune and Shenzi production platforms.

Contracts.     Since Cleopatra is not FERC-regulated under the NGA, in order to ship on Cleopatra, a gas gathering agreement is negotiated to cover transportation service. Pursuant to any such gas gathering agreement, shippers are generally required to dedicate the production from the fields to Cleopatra for the life of the applicable lease as a way to ensure the production moves on Cleopatra.

Proteus.

General.     Proteus is an approximately 70 mile, 24- and 28-inch crude oil pipeline system with an approximate capacity of 425 kbpd and provides transportation into Endymion for multiple crude oil producers in the eastern Gulf of Mexico. The pipeline provides takeaway capacity for the BP-operated Thunder Horse ("Thunder Horse") and Noble Energy-operated Thunder Hawk ("Thunder Hawk") platforms to the Proteus SP 89E Platform ("SP 89E"). Noble’s Big Bend and Dantzler fields are connected to the Thunder Hawk platform. An affiliate of Shell built the Mattox pipeline, which is connected to Proteus. Through this upstream connection, Proteus is transporting all of the volumes from Shell’s Appomattox platform. Proteus completed construction of the new connecting platform adjacent to SP 89E platform that is accommodating volumes from the Mattox pipeline. In addition, the new Proteus platform can provide space for future pumping equipment and the ability to increase the capacity of the Proteus system to over 700 kbpd.

Ownership and Operatorship.     We own a 65% managing member interest in Mardi Gras, which owns a 65% interest in Proteus. Certain unaffiliated third-party investors own a 10% and 25% interest, respectively, in Proteus. An affiliate of Shell operates Proteus. Under the Proteus limited liability company agreement, Proteus is managed by a management committee that has authority to manage the business and affairs of the Proteus pipeline system. All decisions of the management committee require the vote of two or more members that are not affiliates holding at least 60% of the ownership interests in Proteus, except for certain significant actions, such as approving significant capital expenditures, that require the vote of members representing at least 76% of the ownership interests, and certain fundamental actions, such as authorizing the merger, consolidation or dissolution of the company, that require the vote of members representing 100% of the ownership interests.

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

Customers.     Proteus maintains a set of well-established customers, including BP. Proteus is connected to the Thunder Horse and Thunder Hawk production platforms and Appomattox production platform via the Mattox Pipeline. Thunder Hawk is also connected to the Big Bend and Dantzler producing fields via a subsea tie-back. The BP Thunder Horse platform is BP’s largest in the Gulf of Mexico, with production capacity of 250 kbpd and 200 MMscf/d.

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

Endymion.

General.     Endymion is an approximately 90 mile, 30-inch crude oil pipeline system which originates downstream of the SP 89E platform with an approximate current capacity of 425 kbpd and provides transportation for multiple oil producers in the eastern Gulf of Mexico. Endymion receives 100% of volumes transported on Proteus and is connected to the LOOP storage complex. Endymion leases a cavern from LOOP LLC, which provides it with additional operational flexibility and protection for its operations from extreme weather conditions such as hurricanes. The SP 89E platform has been connected with the Mattox pipeline and it has a connection to the Proteus Pipeline. Proteus is connected to the Thunder Horse and Thunder Hawk production platforms. Mattox Pipeline is connected to the Appomattox production platform. Thunder Hawk is also connected via subsea tie-backs to Big Bend and Dantzler producing fields. BP is the operator and has a 75% interest in Thunder Horse, which commenced production in 2008.

Ownership and Operatorship.     We own a 65% managing member interest in Mardi Gras, which owns a 65% interest in Endymion, and unaffiliated third-party investors own the remaining 35%. An affiliate of Shell operates Endymion. Under the Endymion limited liability company agreement, Endymion is managed by a management committee that has authority to manage the business and affairs of the Endymion pipeline system. All decisions of the management committee requires the vote of two or more members that are not affiliates holding at least 60% of the ownership interests in Endymion, except for certain significant actions, including approving significant capital expenditures, that require the vote of members representing at least 76% of the ownership interests, and certain fundamental actions, including authorizing the merger, consolidation or dissolution of the companies, each of which requires the vote of members representing 100% of the ownership interests.

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

Customers.     Endymion maintains a set of well-established customers, including BP. Endymion is connected to Proteus, which receives volumes from the Thunder Horse, Thunder Hawk, Big Bend, Dantzler and Appomattox production platforms via the Proteus Pipeline.

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

Ownership and Operatorship.     We own a 22.7% member interest in Ursa and unaffiliated third-party investors own the remaining 77.3%. An affiliate of Shell operates Ursa. Under the Ursa limited liability company agreement, Ursa is managed by a management committee that has full power and authority to manage the entire business and affairs of the Ursa pipeline systems. Decisions of the management committee require the vote of a majority interest meaning more than 50% among two or more members that are not affiliates or super majority interest meaning three or more members having among them 80% or more of the membership interests of all members or approval of all the Members.

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

Contracts.     Ursa operates under a joint tariff with Mars Oil Pipeline Company, LLC.

KM Phoenix.

General.     KM Phoenix is a terminal system that consists of 13 refined products terminals located across the United States with approximately 8.9 million barrels of storage and associated infrastructure. The terminals are located within key product trading hubs and highly strategic markets that support BP’s refining, trading and marketing businesses. KM Phoenix has terminals located near key product trading hubs in New York, Chicago and the San Francisco Bay area. KM Phoenix serves gasoline and diesel needs for New York, Chicago, San Francisco, St Louis, Atlanta, Baltimore, Indianapolis, Cincinnati and Dayton, Ohio. KM Phoenix provides storage for production from BP’s three refineries. Seven of KM Phoenix’s terminals are supplied directly by BP’s refineries and four terminals are directly supplied from BP’s Whiting Refinery.
Ownership and Operatorship.     We own a 25% member interest in KM Phoenix and the remaining 75% is owned by an affiliate of Kinder Morgan. An affiliate of Kinder Morgan operates KM Phoenix. Under the KM Phoenix limited liability company agreement, KM Phoenix is managed by its managers that comprise a board that has full power and authority to manage the entire business and affairs of KM Phoenix. A quorum of the board requires attendance of managers comprising a super-majority or 85% or more of the membership interests which are not in default at such time. The consent of the board to take any action requires 51% or more of all membership interests which are not in default at the time such action is being taken. Some board actions require a super-majority consent of the board or 85% or more of all membership interests which are not in default at the time such actions are being taken.

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

Customers.     KM Phoenix maintains a number of customers with BP being the primary customer.

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

Pipeline	Period	Annual Minimum Throughput Commitment (kbpd)	Transportation Fee Rate
BP2	Q4 2017 - 2018	303	Posted Tariff
BP2	2019	310	Posted Tariff
BP2	2020	320	Posted Tariff
River Rouge	Q4 2017 - 2020	60	Posted Tariff
Diamondback	Q3 2017 - Q2 2021	23	Posted Tariff
Diamondback	Q4 2017 - 2020	20	Posted Tariff

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

Diamondback Throughput and Deficiency Agreements. We are a party to two throughput and deficiency agreements and one dedication agreement with BP Products for Diamondback. The dedication agreement and one throughput and deficiency agreement will renew in June 2020 pursuant to their terms for one additional year. The parties have the option to allow the two agreements to renew annually for one additional year by not sending written notice of termination six months prior to the expiration date. The throughput and deficiency agreement that does not have renewal terms expires on December 31, 2020. The Partnership is reviewing its options with respect to that agreement. Under the first such agreement, if BP Products fails to transport its minimum throughput volume on our Diamondback pipeline from Gary, Indiana to Manhattan, Illinois during any of the twelve month periods beginning on July 1, 2017 and each successive anniversary thereafter, then BP Products will pay us, during such period, a Deficiency Payment equal to the volume of the deficiency multiplied by the contractual rate, which is calculated based on the applicable tariff rate then in effect. Under the second such agreement, effective October 30, 2017, if BP Products fails to transport its minimum throughput volume on our Diamondback pipeline from Gary, Indiana to Manhattan, Illinois during any month through December 31, 2020, then BP Products will pay us a deficiency payment equal to the volume of the deficiency multiplied by the contractual rate, which is calculated based on the applicable tariff rate then in effect. The amount of any deficiency payment paid by BP Products under this agreement may be applied as a credit for any volumes transported on our Diamondback pipeline in excess of BP Products’ minimum volume commitment during the calendar year in which such credits arose, after which time any unused credits will expire.

Termination of Throughput and Deficiency Agreements. BP Products has the right to terminate these agreements if we fail to perform any of our material obligations and fail to correct such non-performance within specified periods, or, for the agreements that run through December 31, 2020, in the event of a change of control of our general partner.

BP Products is not permitted to suspend or reduce its obligations under these agreements in connection with the shutdown of the Whiting Refinery for any reason other than certain force majeure events, including for scheduled maintenance or other regular servicing or maintenance.

Under these agreements, if a force majeure event occurs and renders us or BP Products unable to meet our respective obligations under the agreement and continues for 365 consecutive days or more, then the party not claiming non-performance due to such force majeure event shall have the right to terminate the agreement on no less than 30 days’ prior written notice to the other party.

Right of First Offer

We have entered into an omnibus agreement with BP Pipelines under which BP Pipelines granted us a ROFO, for a period ending on the earlier of (i) seven years after the IPO or (ii) the date on which BP Pipelines or its affiliates cease to control our general partner. Pursuant to the ROFO, BP Pipelines has agreed and will cause its affiliates to agree that if BP Pipelines or any of its affiliates decide to attempt to sell (other than to another affiliate of BP Pipelines) BP Pipelines’ retained ownership interest in Mardi Gras and all of BP Pipelines’ interests in midstream pipeline systems and assets related thereto in the contiguous United States and offshore Gulf of Mexico that were owned by BP Pipelines at the closing of the IPO (the “Subject Assets”), BP Pipelines or its affiliate will notify us of its desire to sell such Subject Assets and, prior to selling such Subject Assets to a third party, will allow us 45 days from such notice to make a binding written offer regarding such Subject Assets. In addition to BP Pipelines’ retained ownership interest in Mardi Gras, the assets subject to our ROFO include three crude oil and natural gas liquid pipeline systems with an aggregate gross length of approximately 1,550 miles and an aggregate gross capacity of approximately 1,800 kbpd and nine refined products pipeline systems with an aggregate gross length of approximately 1,940 miles and an aggregate gross capacity of approximately 620 kbpd, as of December 31, 2019.

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

The fee was adjusted to $13.6 million per year, payable in equal monthly installments, beginning on January 1, 2019, and adjusted to $15.2 million per year, payable in equal monthly installments, beginning on January 1, 2020. Our general partner, in good faith, may adjust the administrative fee to reflect, among others, any change in the level or complexity of our operations, a change in the scope or cost of services provided to us, inflation or a change in law or other regulatory requirements, the contribution, acquisition or disposition of our assets or any material change in our operation activities.

Customers

BP is our primary customer. Total revenue from BP represented 97.6%, 97.6%, and 98.0% of our revenues in the years ended December 31, 2019, 2018 and 2017, respectively. BP’s volumes represented approximately 95.1%, 94.9% and 95.3% of the aggregate total volumes transported on the Wholly Owned Assets for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Competition

Our pipelines face competition from a variety of alternative transportation methods including rail, water borne movements including barging and shipping, trucking and other pipelines that service the same markets as our pipelines. Competition for BP2 and River Rouge common carrier pipelines is based primarily on connectivity to sources of supply and demand. Both of these lines are integral to the Whiting Refinery and there are a limited number of competitors providing similar services. For example, BP2 provides the primary supply of crude oil (including heavy crude) to the Whiting Refinery, and River Rouge is the sole source of refined products for three of the five third-party terminals along its route to the Detroit refined products market. We believe that Diamondback offers a unique level of service to our customers for diluent that moves to Canada on a third-party pipeline connected to the delivery point of Diamondback. However, Diamondback competes with one or more pipelines for Gulf Coast sourced diluent, including pipelines that have direct connections in Manhattan, Illinois and which may develop additional access to Western Canadian producers in the future. Our terminals compete for throughput and storage opportunities in the geographic areas in which they operate.

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

A successful rate challenge could result in a common carrier pipeline paying refunds of revenue collected in excess of the just and reasonable rate, together with interest for the period, if any, that the rate was in effect. FERC may also order a pipeline to reduce its rates prospectively and may require a common carrier pipeline to pay shippers reparations retroactively for rate overages for a period of up to two years prior to the date the complaint was filed. FERC also has the authority to require changes to a pipeline's terms and conditions of service if it determines that they are unjust or unreasonable or unduly discriminatory or preferential. We may at any time also be required to respond to governmental requests for information, including compliance audits conducted by FERC.

The EPAct required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the PPI. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG plus 1.23%. We cannot predict whether or to what extent the index factor may change in the future. As discussed below, FERC’s March 15, 2018 Revised Policy on Treatment of Income Taxes (“Revised Policy Statement”) proposes to reflect the effects of its new policy in the 2020 five-year review. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so. Rate increases made under the index are presumed to be just and reasonable and require a protesting party to demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Despite these procedural limits on challenging the indexing of rates, the overall rates are not entitled to any specific protection against rate challenges. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.

On October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking regarding Revisions to Indexing Policies and Page 700 of FERC Form No. 6 (the “ANOPR”). If final rules were implemented as proposed in the ANOPR, then FERC would implement new tests for whether our pipelines providing service subject to FERC tariffs could increase rates in accordance with the FERC index in a given year and the new tests could restrict our ability to increase our rates as a result. Effective February 21, 2020, FERC withdrew the ANOPR.

While common carrier pipelines often use the indexing methodology to change their rates, common carrier pipelines may elect to support proposed rates by using other methodologies such as cost-of-service ratemaking, market-based rates, and settlement rates. A common carrier pipeline can propose a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling), but must establish that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. A common carrier can charge market-based rates if it establishes that it lacks significant market power in the affected markets. A common carrier can change existing rates under settlement if agreed upon by all current shippers. Initial rates for a new service on a common carrier pipeline can be established through a negotiated rate with an unaffiliated shipper, but if challenged must be supported by a cost of service.

The rates shown in our tariffs have been established using a cost-of-service methodology, by settlement or contract negotiation, by indexing, or by a combination of these methods. FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the PPI. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer's Price Index for Finished Goods ("PPI-FG") plus 1.23%. Many existing pipelines, including BP2, River Rogue, Diamondback, and Mars, utilize the FERC oil index to change transportation rates annually every July 1.

On March 15, 2018, in a set of related issuances, FERC addressed treatment of federal income tax allowances in regulated entity rates. To the extent a regulated entity is permitted to include an income tax allowance in its cost-of-service, FERC directed entities to calculate the income tax allowance at the reduced 21% maximum corporate tax rate established by the Tax Cuts and Jobs Act. FERC also issued the Revised Policy Statement stating that it will no longer permit MLPs to recover an income tax allowance in their cost-of-service rates. FERC requires oil and refined products pipelines subject to FERC jurisdiction to reflect the impacts to their cost of service from the Revised Policy Statement and the Tax Cuts and Jobs Act on the Page 700 of FERC Form No. 6. This information will be used by FERC in its next five-year review of the oil pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Cuts and Jobs Act in the determination of indexed rates prospectively, effective July 1, 2021. FERC’s establishment of a just and reasonable rate, including the determination of the appropriate oil pipeline index, is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect FERC’s determination of the appropriate pipeline index. Accordingly, depending on FERC’s application of its indexing rate methodology for the next five-year term of index rates, the Revised Policy Statement and tax effects related to the Tax Cuts and Jobs Act may impact our revenues associated with any transportation services we may provide pursuant to cost-of-service based rates in the future, including indexed rates. While management continues to evaluate the FERC issuances related to the treatment of federal income tax allowances, we do not expect this to have a material impact on our tariffs or our cash available for distribution.

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

If our rate levels were investigated by FERC or a state commission, the inquiry could result in an investigation of our costs, including:

•the overall cost of service, including operating costs and overhead;
•the allocation of overhead and other administrative and general expenses to the regulated entity;
•the appropriate capital structure to be utilized in calculating rates;
•the appropriate rate of return on equity and interest rates on debt;
•the rate base, including the proper starting rate base;
•the throughput underlying the rate; and
•the proper allowance for federal and state income taxes.

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

Pipeline safety laws and regulations are subject to change over time. Changes in existing laws and regulations could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition. For example, PHMSA issued the Safety of Hazardous Liquids Pipelines final rule on October 1, 2019. This final rule addressed topics such as: inspections of onshore and offshore pipelines following extreme weather events or natural disasters, periodic assessment of pipelines not currently subject to integrity management, expanded use of leak detection systems, increased use of in-line inspection tools, and other requirements. For example, the new PHMSA rule requires operators of onshore pipeline segments that can accommodate in-line inspection (“ILI”) tools that are not currently subject to integrity management requirements to complete assessments using ILI tools at least once every ten years. The new rule also requires that all hazardous liquids pipelines located in high consequence areas (“HCAs”) or areas that could affect HCAs be capable of accommodating ILI tools within 20 years unless certain limited exceptions apply. PHMSA also issued the Safety of Gas Transmission Pipelines final rule on October 1, 2019. This final rule addressed topics such as: maximum allowable operating pressure, expansion of integrity management requirements to previously non-regulated pipelines, and other requirements. We are currently evaluating impacts related to both rulemakings, although no significant new requirements have been identified. Additional rulemakings related to pipeline safety are expected to be issued in 2020.

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

Security

We are subject to the Transportation Security Administration’s Pipeline Security Guidelines, and some of the pipelines have been identified as Critical Infrastructure Assets. Further, the SP 89E platform associated with Proteus is subject to Maritime Transportation Safety Act requirements through the U.S. Coast Guard. We have an internal program of inspection designed to monitor and enforce compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities.

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

We cannot predict the potential impact of climate change legislation and regulations to address air emissions in the United States or of any climate-related litigation on our future consolidated financial condition, results of operations or cash flows. However, changes in laws, regulations, policies and obligations relating to climate change, including carbon pricing, could impact our assets, costs, revenue generation and growth opportunities.

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

CERCLA.    CERCLA and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owner or operator of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. While CERCLA contains a "petroleum exclusion" we could still be subject to liability under this statue as a result of release of hazardous substances not subject to this exemption (such as tank bottom sludges or chemicals used to clean equipment), or as the result of such substances co-mingling with petroleum or petroleum products.

Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where any such hazardous substances may have been disposed and any related natural resource damages. We also may have similar liabilities under state laws comparable to CERCLA.
RCRA.    We also generate solid wastes, and despite RCRA's exclusion for oil and natural gas exploration and production wastes, some hazardous wastes (such as pipeline pigging waters and equipment lubricants), that are subject to the requirements of the federal RCRA and comparable state statutes. From time to time, the EPA and states consider the adoption of stricter disposal standards for non-hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Significant changes in the regulations could increase our maintenance capital expenditures and operating expenses.

Hydrocarbon Wastes.    We currently own and lease properties where hydrocarbons are being or for many years have been handled. Over time, hydrocarbons or waste may have been disposed of or released on or under our properties or on or under other locations where hydrocarbons and wastes were taken for disposal. In addition, many of these properties and locations have been operated by third parties whose treatment and disposal or release of hydrocarbons or wastes was not under our control. These properties and certain hydrocarbons and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to take actions to prevent further contamination.

Indemnity Under the Omnibus Agreement.    Under the omnibus agreement, BP Pipelines will indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of certain of our assets and due to occurrences on or before October 30, 2017, subject to certain limitations. Indemnification for any unknown environmental liabilities will be limited to liabilities due to occurrences on or before October 30, 2017, which are identified prior to October 30, 2020, and will be subject to an aggregate deductible of $0.5 million before we are entitled to indemnification for losses incurred. Once we meet the deductible, BP Pipelines’ indemnity obligation for environmental claims that are unknown as of October 30, 2017 and litigation claims pending as of October 30, 2017 is capped at $15 million. Indemnification for known environmental liabilities identified in the omnibus agreement is not subject to a deductible; however, BP Pipelines' indemnity obligation for these identified environmental liabilities is capped at $25 million. We will not be indemnified for any spills or releases of hydrocarbons or hazardous materials at our facilities that occur after October 30, 2017, or for any other environmental liabilities resulting from our own operations. In addition, we initially agreed to indemnify BP Pipelines for losses arising out of, or associated with, the ownership, management or operation of the IPO Contributed Assets, whether related to the period before or after October 30, 2017 to the extent BP Pipelines is not required to indemnify us for such losses. Losses for which we will indemnify BP Pipelines pursuant to the omnibus agreement are not subject to a deductible before BP Pipelines is entitled to indemnification. There is no limit on the amount for which we will indemnify BP Pipelines under the omnibus agreement. As a result, we may incur such expenses in the future, which may be substantial.

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

Construction or maintenance of our pipelines may impact “Waters of the United States” under the Clean Water Act. A 2015 rule defining the scope of federal jurisdiction over such waters was repealed in December 2019, and in January 2020 the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrows the definition of “Waters of the United States” relative to the prior 2015 rulemaking. However, legal challenges to the new rule are expected, and multiple challenges to the EPA and the Corps’ prior rulemakings remain pending. As a result, future implementation of the new rule is uncertain. To the extent any rule on the scope of federal jurisdiction over such waters ultimately expands the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. Regulatory requirements governing wetlands or river crossings (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

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

National Environmental Policy Act.    Major federal actions, such as the issuance of permits associated with construction, can require the completion of certain reviews under the NEPA. NEPA requires federal agencies, including the Corps, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, increasing the costs of permitting and developing some facilities and could result in certain instances in the abandonment of proposed projects. In January 2020, the Council on Environmental Quality issued a notice of proposed rulemaking to update the NEPA regulations. The impact of changes to the NEPA regulations, if adopted, on our projects is uncertain.

Seasonality

Demand for crude oil, refined products and diluent generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain crude oil users utilize storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand during the summer and winter months and decrease demand during the spring and fall months. In respect of our completed midstream systems, we do not expect seasonal conditions to have a material impact on our throughput volumes, as many effects of seasonality on our revenue will be substantially mitigated through the use of our fee-based long-term agreements with BP Products that include minimum volume commitments. Severe or prolonged winters may, however, impact our ability to complete construction projects, which may impact our revenues and results of operations.

Title to Real Property Interests and Permits

While there are a limited number of fee-owned properties associated with certain of our pipeline assets, substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that may not have been subordinated to the rights-of-way ("ROW") grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some states and under some circumstances, we have the right to seek the use of eminent domain power to acquire rights-of-way and lands necessary for our common carrier pipelines.

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

Pipeline Control Operations

BP2, River Rouge, and Diamondback, which are operated by BP Pipelines' employees, are controlled from a central control center located in Tulsa, Oklahoma. The control center operates with a Supervisory Control and Data Acquisition system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and refined products, and provides for the remote-controlled shutdown of pump stations and valves on the pipeline system. A fully functional back-up operations center is also maintained and routinely operated throughout the year with the aim of ensuring safe, reliable, and compliant operations. Mars, Ursa and the Mardi Gras Joint Ventures are operated in a similar manner by an affiliate of Shell. The KM Phoenix storage and terminalling systems are operated by an affiliate of Kinder Morgan.

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

The amount of cash available for distribution we must generate to support the payment for four quarters of minimum quarterly distributions on our common and subordinated units, outstanding as of December 31, 2019, is $110.0 million (or an average of approximately $27.5 million per quarter). However, we may not generate sufficient cash flows each quarter to enable us to maintain or grow our current distribution level, or to pay minimum quarterly distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, our throughput volumes, tariff rates and fees and prevailing economic conditions. In addition, the actual amount of cash flows we generate will also depend on other factors, some of which are beyond our control, including:

•the amount of our operating expenses and general and administrative expenses, including reimbursements to BP Pipelines and its affiliates with respect to those expenses;
•the amount and timing of capital expenditures and acquisitions we make;
•our debt service requirements and other liabilities, and restrictions contained in our debt agreements;
•fluctuations in our working capital needs;
•decisions made by BP with respect to the levels of production at its refineries that we serve and its obligations under our commercial agreements;
•our entitlements to payments associated with the minimum volume commitments under our commercial agreements with BP Products;
•the amount of cash distributed to us by the entities in which we own a non-controlling interest; and
•the amount of cash reserves established by our general partner.

BP Products is under no obligation to enter into new minimum volume commitment agreements following their respective terms and may terminate its obligations earlier under certain specified circumstances, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

BP Products is under no obligation to enter into new minimum volume commitment agreements following their respective terms. Minimum volume commitment agreements for BP2, River Rouge and Diamondback expire in 2020, with an additional Diamondback minimum volume commitment agreement expiring in 2021. In addition, BP Products has the right to terminate these agreements prior to the end of their terms under certain specified circumstances, including (i) if we fail to perform any of our material obligations and fail to correct such non-performance within specified periods, and (ii) in the event of a change of control of our general partner. Minimum volume commitments under these agreements support a substantial portion of our revenues. As a result, any such termination of BP Products’ obligations could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. Please read “Business-Our Commercial Agreements with BP-Minimum Volume Commitment Agreements.”

We own certain assets through joint ventures that we do not operate, and our control of such assets is limited by provisions of the agreements we have entered into with our joint venture partners and by our percentage ownership in such joint ventures.

We own a (i) 28.5% interest in Mars, a joint venture with certain affiliates of Shell that is operated by an affiliate of Shell, (ii) a 65% managing member interest in Mardi Gras, which owns a 56% ownership interest in Caesar, a 53% interest in Cleopatra, a 65% interest in Proteus and a 65% interest in Endymion, each of which is operated by an affiliate of Shell, (iii) 22.7% interest in Ursa, a joint venture with certain affiliates of Shell that is operated by an affiliate of Shell, and (iv) a 25% interest in KM Phoenix Holdings, a joint venture with certain affiliates of Kinder Morgan that is operated by an affiliate of Kinder Morgan. Through our managing member interest in Mardi Gras, we have the right to vote Mardi Gras’ interest in the Mardi Gras Joint Ventures. As we do not operate the assets owned by these joint ventures, our control over their operations is limited by provisions of the agreements we have entered into with our joint venture partners and by our percentage ownership in such joint ventures. Our ability to make distributions to our unitholders depends on the performance of these joint ventures and their ability to distribute funds to us, and we may be unable to control the amount of cash we will receive from their operations, which could adversely affect our unitholders. More specifically:

•We do not control or operate Mars, Ursa, KM Phoenix or the Mardi Gras Joint Ventures and as a result, we only have limited ability to influence the business decisions of such joint venture entities.
•We do not directly control the amount of cash distributed by Mars, Ursa, KM Phoenix or any of the Mardi Gras Joint Ventures. We only influence the amount of cash distributed through our voting rights over the cash reserves made by such joint venture entities.
•We do not have the ability to unilaterally require Mars, Ursa, KM Phoenix or any of the Mardi Gras Joint Ventures to make capital expenditures.
•Our joint ventures may require us to make additional capital contributions to fund operating and maintenance expenses and maintenance capital expenditures, as well as to fund expansion capital expenditures, which would reduce the amount of cash otherwise available for distribution by us or require us to incur additional indebtedness.

In addition, because we have partial ownership in the joint ventures, we can only exercise limited review and perform limited queries into the accounting performed by the operators. We have no control over the actual day-to-day accounting performed by the operator. If our joint venture partners have control deficiencies in their accounting or financial reporting environments, it may result in reporting our percentage of the financial results for the joint venture that are inaccurate. This could result in a material misstatement in our reported consolidated financial results.

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

We will be required to use cash from our operations, incur borrowings or access the capital markets in order to fund any future expansion capital expenditures. As of December 31, 2019, we have $132 million in available borrowings under our revolving credit facility. The entities in which we own an interest may also incur borrowings or access the capital markets to fund future capital expenditures. Our and their ability to obtain financing or access the capital markets may be limited by our or their financial condition at such time as well as the covenants in our or their debt agreements, general economic conditions and contingencies, or other uncertainties that are beyond our control. The terms of any such financing could also limit our ability to pay distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

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

Our strategy to grow our business and increase distributions to unitholders is dependent in part on our ability to make acquisitions that result in an increase in cash available for distribution per unit. The consummation and timing of any future acquisitions will depend upon, among other things, whether we are able to:

•identify attractive acquisition candidates;
•negotiate acceptable purchase agreements;
•obtain financing for these acquisitions on economically acceptable terms; and
•outbid any competing bidders.

We have a ROFO pursuant to our omnibus agreement that requires BP Pipelines to allow us to make an offer with respect to the Subject Assets, to the extent BP Pipelines elects to sell those assets (other than to another affiliate of BP Pipelines). BP Pipelines is under no obligation to sell the Subject Assets or offer to sell us additional assets, we are under no obligation to buy any additional interests or assets from BP Pipelines and we do not know when or if BP Pipelines will decide to sell the Subject Assets or make any offers to sell assets to us. We may never purchase all or any portion of the assets subject to the ROFO for several reasons, including the following:

•BP Pipelines may choose not to sell the Subject Assets;
•we may not make acceptable offers for the Subject Assets;

•we and BP Pipelines may be unable to agree to terms acceptable to both parties;
•we may be unable to obtain financing to purchase the Subject Assets on acceptable terms or at all; or
•we may be prohibited by the terms of our debt agreements (including our credit facility) or other contracts from purchasing some or all of the Subject Assets, and BP Pipelines may be prohibited by the terms of its debt agreements or other contracts from selling some or all of the Subject Assets. If we or BP Pipelines must seek waivers of such provisions or refinance debt governed by such provisions in order to consummate a sale of the Subject Assets, we or BP Pipelines may be unable to do so in a timely manner or at all.

We can offer no assurance that we will be able to successfully consummate any future acquisitions, whether from BP or any third parties. If we are unable to make future acquisitions, our future growth and ability to increase distributions may be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash available for distribution per unit as a result of incorrect assumptions in our evaluation of such acquisitions or unforeseen consequences or other external events beyond our control. Acquisitions involve numerous risks, including difficulties in integrating acquired businesses, inefficiencies and unexpected costs and liabilities.

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

Our operations are subject to all of the risks and operational hazards inherent in transporting crude oil, natural gas, refined products and diluent, including:

•damages to pipelines, facilities, offshore pipeline equipment and surrounding properties caused by third parties, severe weather, natural disasters, including hurricanes, and acts of terrorism;
•mechanical or structural failures at our or BP Pipelines’ facilities or at third-party facilities on which our customers’ or our operations are dependent, including electrical shortages, power disruptions and power grid failures;
•damages to, loss of availability of and delays in gaining access to interconnecting third-party pipelines, terminals and other means of delivering crude oil, natural gas, refined products and diluent;
•disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack;
•leaks of crude oil, natural gas, refined products or diluent as a result of the malfunction of equipment or facilities;
•unexpected business interruptions;
•curtailments of operations due to severe weather, natural disasters, including hurricanes; acts of terrorism; and
•riots, strikes, lockouts or other industrial disturbances.

For example, on June 13, 2019, a building fire occurred at the Griffith Station on BP2. For additional information, please see Part II, Item 8, Note 14 - Commitments and Contingencies of this report.

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

Our profitability and cash flow are dependent on our ability to maintain the current volumes of crude oil, natural gas, refined products and diluent that we transport. A decision by BP Products not to enter into new minimum volume commitment agreements following their respective terms, or a decision by BP or another shipper to substantially reduce or cease to ship volumes of crude oil, refined products or diluent on our pipelines could cause a significant decline in our revenues. For example, we recognized approximately $2.1 million and $3.5 million of deficiency revenue under the throughput and deficiency agreements with BP Products with respect to BP2 and Diamondback, respectively, for the year ended December 31, 2019. The throughput and deficiency agreement with respect to BP2 expires in 2020 and with respect to Diamondback they expire in December 2020 and June 2021. If volumes on BP2 and Diamondback do not improve or we do not enter into new minimum volume commitment agreements after their expiration, our results will be adversely impacted. Additionally, our minimum volume commitment agreements only support our onshore operations. These agreements terminate at the expiration of their respective terms, and may be terminated earlier under certain specified circumstances, and BP Products is under no obligation to enter into new minimum volume commitment agreements. Please read “Business-Our Commercial Agreements with BP-Minimum Volume Commitment Agreements.”

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

Finding and developing new reserves, particularly in offshore Gulf of Mexico, is capital intensive, requiring large expenditures by producers for exploration and development drilling, installing production facilities and constructing pipeline extensions to reach new wells. Many economic and business factors out of our control can adversely affect the decision by any producer to explore for and develop new reserves. These factors include the prevailing market price of the commodity, the capital budgets of producers, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives, cost and availability of equipment, capital budget limitations or the lack of available capital and other matters beyond our control. Additional reserves, if discovered, may not be developed in the near future or at all. The precipitous decline in crude oil and natural gas prices beginning in late 2014 and continued volatility in commodity prices resulted in significant declines in capital expenditures by producers both on and offshore.

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

Substantially all of the volumes that we transport through our onshore pipelines are directly or indirectly dependent on the ongoing operation of the Whiting Refinery. For the year ended December 31, 2019, 100% of the volumes that we transported on BP2 and River Rouge were delivered to, or originated from the Whiting Refinery and some of the diluent that Diamondback transported from BP’s Black Oak Junction originated at the Whiting Refinery. Accordingly, any material decrease in the utilization of and/or demand for refined products or diluent from the Whiting Refinery could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined products and diluent in the United States. These factors include:

•increased fuel efficiency standards for vehicles;
•more stringent refined products specifications;
•new or changing renewable fuels standards;
•availability of alternative energy sources;
•potential and enacted climate change legislation; and
•increased refining capacity or decreased refining capacity utilization.

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

BP is increasing the heavy crude processing capacity at the Whiting Refinery from 325 kbpd towards 350 kbpd by year-end 2020. BP expanded BP2’s capacity from approximately 240 kbpd to a current capacity of 475 kbpd to accommodate this growth. This increase is expected to be implemented over the next several years through a combination of maintenance, optimization and investment projects. Should the maintenance scope, project approval or resource availability change, the Whiting Refinery’s heavy crude processing capacity expansion could be delayed, which would delay any ability to seek increased volumes on BP2.

Further, the volumes of crude oil that we transport on our BP2 system and refined products and diluent that we distribute on our River Rouge and Diamondback systems depend substantially on the economics of available crude supply for the Whiting Refinery and the economics of for refined products and diluent demand in the markets that the pipelines serve. These economics are affected by numerous factors, including maintenance at the Whiting Refinery and apportionment on the Enbridge mainline (which offers all of its capacity on an uncommitted basis), each of which can cause lower throughput on our BP2 system. Volumes are also affected by maintenance and corridor shutdowns due to tie-ins, among other things.

In addition, refineries generally schedule significant maintenance periodically, with additional, less significant maintenance experienced as needed. Maintenance at the Whiting Refinery involve numerous risks and uncertainties. These risks include delays and incurrence of additional and unforeseen costs. The maintenance allows BP to perform upgrades, overhaul and repair of process equipment and materials, during which time a portion of the Whiting Refinery will be under scheduled downtime resulting in a reduced service on our onshore pipelines and as a result, we will generate reduced revenue from the pipelines impacted by such downtime. Further, due to our lack of diversification in assets and geographic location, an adverse development at the Whiting Refinery could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations.

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

We are dependent on BP for a substantial majority of the crude oil, natural gas, refined products and diluent that we transport. Total revenue from BP represented 97.6%, 97.6% and 98.0% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively. BP is also a material customer of Mars, Ursa, KM Phoenix and each of the Mardi Gras Joint Ventures. BP’s volumes represented approximately 95.1%, 94.9% and 95.3% of the aggregate total volumes transported on the Wholly Owned Assets for the years ended December 31, 2019, 2018 and 2017, respectively. BP’s volumes represented approximately 50.3% of the aggregate total pipeline volumes transported on the Wholly Owned Assets, Mars, Ursa and the Mardi Gras Joint Ventures combined for the year ended December 31, 2019. It is likely that we will continue to derive a significant portion of our revenue from BP. Therefore, any event, whether in our area of operations or otherwise, that adversely affects BP’s production, financial condition, leverage, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the business risks of BP, some of which are the following:

•the volatility of natural gas, NGL and oil prices, which could have a negative effect on the value of BP’s oil and natural gas properties, its drilling programs or its ability to finance its operations;
•the availability of capital on an economic basis to fund BP’s exploration and development activities;
•BP’s ability to replace reserves, sustain production and begin production on certain leases that may otherwise expire;
•uncertainties inherent in estimating quantities of natural gas and oil reserves and projecting future rates of production;
        BP’s drilling and operating risks, including potential environmental liabilities;
•transportation capacity constraints and interruptions;
        adverse effects of governmental and environmental regulation; and
•losses from pending or future litigation.

Additionally, BP may suffer a decrease in production volumes in the areas serviced by us and is not obligated to use our services with respect to volumes of crude oil, refined products or diluent in excess of the minimum volume commitments under its commercial agreements with us. Please read “Business-Our Commercial Agreements with BP-Minimum Volume Commitment Agreements.” The loss of a significant portion of the volumes supplied or shipped by BP would result in a material decline in our revenues and our cash available for distribution. For example, we recognized approximately $5.6 million of deficiency revenue under the throughput and deficiency agreements with BP Products with respect to BP2 and Diamondback for the year ended December 31, 2019. Our throughput and deficiency agreement with BP2 will expire December 31, 2020, and our throughput and deficiency agreements with Diamondback will expire December 31, 2020 and June 30, 2021. If volumes on BP2 and Diamondback do not improve or we do not enter into new minimum volume commitment agreements after their expiration, our results will be adversely impacted. In particular, BP Pipelines owns the BP1 pipeline, which also delivers crude oil from Cushing, Oklahoma to the Whiting Refinery. The capacity of BP1, when combined with BP2’s 475 kbpd current capacity significantly exceeds Whiting Refinery’s nameplate capacity of 430 kbpd. BP Products could choose to ship volumes to Whiting Refinery on BP1 instead of BP2, resulting in a material decline in volumes on BP2. In addition, BP may determine in the future that drilling activity in other areas of operation is strategically more attractive. A shift in our customers’ focus away from our areas of operation could result in reduced throughput on our systems and a material decline in our revenues. For example, a further decline in production at the Whiting Refinery could materially reduce the volume of refined products transported on River Rouge. If such declines were to occur or continue during a time at which we did not have a commercial agreement with respect to BP2, Diamondback and River Rouge requiring BP to pay us a fee upon failing to satisfy minimum volume commitments, such a decline could result in a significant reduction in revenues that could have a material adverse effect on our results of operations.

Hurricanes and other severe weather conditions, natural disasters or other adverse events or conditions could damage our pipeline systems or disrupt the operations of our customers, which could adversely affect our operations and financial condition.

The operations of Mars, Ursa, Caesar, Proteus and Endymion, our offshore crude oil pipeline systems, and Cleopatra, our offshore natural gas pipeline, could be impacted by severe weather conditions or natural disasters, including hurricanes, or other adverse events or conditions. During the third quarter of 2019, the operations of Caesar, Cleopatra and Ursa were disrupted by Hurricane Barry. The gross impact was approximately 100,000 barrels of oil equivalent per day and approximately $2 million to our cash available for distribution. Any such future events may be material and may cause a serious business disruption or serious damage to our pipeline systems which could affect such systems’ ability to transport crude oil and natural gas.

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

Even if reserves exist or refined products and diluent are produced in the areas accessed by our facilities, we may not be chosen by the shippers to transport, store or otherwise handle any of these crude oil and natural gas reserves, refined products and diluent. We compete with others for any such volumes on the basis of many factors, including:

•geographic proximity to the production and/or refineries;
•costs of connection;
•available capacity;
•rates;
•logistical efficiency in all of our operations;
•customer relationships; and
•access to markets.

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

All of the insurance policies relating to our assets and operations are subject to policy limits. We and the entities in which we own an interest do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Changes in the insurance markets subsequent to the September 11, 2001 terrorist attacks and Hurricanes Katrina, Rita, Gustav, Ike and Harvey have made it more difficult and more expensive to obtain certain types of coverage, and we have elected to self-insure portions of our asset portfolio or insure with third parties. For example, neither we nor the entities in which we own an interest that own our offshore pipeline systems carry named windstorm insurance for any of the offshore pipeline systems. Significant uninsured losses could have a material adverse effect on our business, financial condition and results of operation which could put pressure on our liquidity and cash flows.

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

We do not own all of the land on which our pipelines are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases, licenses or rights-of-way ("ROWs") or if such leases, licenses or rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Our failure to have or loss of any of these rights, through our inability to renew leases, ROW contracts or otherwise, or inability to obtain leases, licenses or ROWs at reasonable costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

These requirements are subject to change over time as a result of new pipeline safety laws and additional regulatory actions. For example, in June 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 was adopted, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain regulatory actions required under the 2011 Pipeline Safety Act. To date, PHMSA has completed 47 of approximately 62 rulemaking mandates imposed under the 2016 and 2011 Pipeline Safety Acts. For example, PHMSA finalized new pipeline safety rules for hazardous liquids and gas transmission pipelines in October 2019. The Safety of Hazardous Liquids Pipelines final rule addressed topics such as: inspections of onshore and offshore pipelines following extreme weather events and natural disasters, periodic assessment of pipelines not currently subject to integrity management, expanded use of leak detection systems, increased use of in-line inspection tools, and other requirements. The Safety of Gas Transmission Pipelines final rule addressed topics such as: maximum allowable operating pressure, expansion of integrity management requirements to previously non-regulated pipelines, and other requirements. Additional rulemakings relating to pipeline safety are expected to be issued in 2020. Although no significant new requirements have been identified with respect to the recent rulemakings, these and any future changes in existing laws and regulations could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition. Our actual compliance implementation costs may also be affected by industry-wide demand for the associated contractors and service providers.

Pipeline failures or failures to comply with applicable regulations could result in shut-downs, capacity constraints or operational limitations to our pipelines. Failure to comply with applicable PHMSA regulations can also result in significant fines and penalties. PHMSA has the power to assess penalties of up to $213,268 per violation per day of violation, and up to $2,186,465 for a series of related violations. These amounts, moreover, are subject to future inflation adjustments.

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

Our customers are also subject to environmental laws and regulations that affect their businesses, and changes in these laws or regulations could materially adversely affect their businesses or prospects. In addition, in response to concerns related to climate change, there have been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring leaders to limit funding to companies engaged in the extraction of fossil fuels. For example, officials in New York state and New York City have announced their intent to divest the state and city pension funds' holding in fossil fuel companies, and the World Bank has announced that it will no longer finance upstream oil and gas after 2019, except in "exceptional circumstances". Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our customers' business activities, operations and cost of access to capital, which, in turn, could adversely impact their ability to meet their obligations to us. Any changes in laws, regulations, policies, obligations or access to capital that impose significant costs, liabilities or capital restraints on our customers, that result in delays, curtailments or cancellations of their projects, or that reduce demand for their products, could reduce their demand for our services and materially adversely affect our results of operations, financial position or cash flows.

We cannot predict the potential impact of changes to climate change legislation and regulations to address GHG emissions in the United States or of any climate-related litigation on our future consolidated financial condition, results of operations or cash flows, however changes in laws, regulations, policies and obligations relating to climate change, including carbon pricing, could impact our assets, costs, revenue generation and growth opportunities.

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

PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines, with enhanced measures required for pipelines located where a leak or rupture could harm a HCA or moderate consequence area (“MCA”). The regulations require operators to:

•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could affect an HCA or MCA;
•improve data collection, integration and analysis;
•repair and remediate the pipeline as necessary; and
•implement preventive and mitigating actions.

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

We maintain an integrity management program to monitor the condition of our assets. As there are many factors that are under our influence and others that are not, it is difficult to predict future expenditures related to integrity management inspections and repairs. Additionally, there could be service interruptions associated with these repairs or other unforeseen events. Similarly, laws and regulations may change which could also lead to increased integrity management expenditures. Any increase in these expenditures could adversely affect our results of operations, financial position, or cash flows which in turn could impact our ability to make cash distributions to our unitholders.

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

Mars, BP2, Diamondback, and River Rouge pipelines provide interstate transportation services that are subject to regulation by FERC under the ICA, and Endymion could be subject to intrastate or FERC jurisdiction under certain circumstances in the future. FERC uses prescribed rate methodologies for developing and changing regulated rates for interstate pipelines, including price-indexing with inflation. The indexing method allows a pipeline to increase its rates based on a percentage change in the PPI-FG plus a FERC determined adder and is not based on pipeline-specific costs. If the index falls, we will be required to reduce our rates that are based on the FERC’s price indexing methodology if they exceed the new maximum available ceiling rate. However, changes in the index might not be large enough to fully reflect actual increases in our costs. If FERC changes its rate-making methodologies, the new methodologies may result in tariffs that generate lower revenues and cash flows. The FERC’s rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flows. Effective January 2018, the Tax Cuts and Jobs Act changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. The Revised Policy Statement requires the reduced maximum corporate tax rate allowance that can be reflected in initial oil cost-of-service rates, future cost-of-service rate changes, and in future filings of Page 700 of FERC Form No. 6. FERC will consider the information provided by pipelines in Page 700 of FERC Form No. 6 in its 2020 five-year review of the oil pipeline index level. Please read "Business-FERC and Common Carrier Regulations." Furthermore, on October 20, 2016, FERC issued an ANOPR regarding Revisions to Indexing Policies and Page 700 of FERC Form No. 6. Effective February 21, 2020, FERC withdrew the ANOPR.

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

Caesar provides transportation services that are subject to regulation by FERC pursuant to OCSLA, which includes a duty to provide open and non-discriminatory access on the Caesar facilities. Shippers or other entities may protest the terms or conditions of Caesar’s transportation services as being inconsistent with the open access and non-discrimination requirements of OCSLA. If FERC grants such a protest, Caesar may be required to modify the terms or conditions of Caesar’s transportation services, which could adversely affect our revenue and our ability to make distributions to our unitholders.

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

The FERC and most state agencies generally support light-handed regulation of common carrier refined products, diluent, and crude oil pipelines and have generally not investigated the rates, terms and conditions of service of pipelines in the absence of shipper complaints and may resolve complaints informally. Louisiana’s Public Service Commission has a more stringent review of rate increases and may prohibit or limit future rate increases for intrastate movements regulated by Louisiana.

Accepted tariffs do not, however, prevent any other new or prospective shipper, FERC or a state agency from challenging our tariff rates or our terms and conditions of service. Shippers can contest existing rates or terms at any time but must provide the burden of proof supporting their complaint of rates, rules, or discriminatory behavior.

Further, the FERC’s and state agencies’ actions are subject to court challenge, which may have broader implications for other regulated pipelines. FERC’s indexing methodology is applicable to existing rates, with the exclusion of market-based rates. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG plus 1.23%. Many existing pipelines, including BP2, Diamondback, and Mars, utilize the FERC oil index to change transportation rates annually every July 1.

On March 15, 2018, in a set of related issuances, FERC addressed treatment of federal income tax allowances in regulated entity rates. To the extent a regulated entity is permitted to include an income tax allowance in its cost-of-service, FERC directed entities to calculate the income tax allowance at the reduced 21% maximum corporate tax rate established by the Tax Cuts and Jobs Act. FERC also issued the Revised Policy Statement stating that it will no longer permit MLPs to recover an income tax allowance in their cost-of-service rates. FERC requires oil and refined products pipelines subject to FERC jurisdiction to reflect the impacts to their cost of service from the Revised Policy Statement and the Tax Cuts and Jobs Act on the Page 700 of FERC Form No. 6. This information will be used by FERC in its next five-year review of the oil pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Cuts and Jobs Act in the determination of indexed rates prospectively, effective July 1, 2021. FERC’s establishment of a just and reasonable rate, including the determination of the appropriate oil pipeline index, is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect FERC’s determination of the appropriate pipeline index. Accordingly, depending on FERC’s application of its indexing rate methodology for the next five-year term of index rates, the Revised Policy Statement and tax effects related to the Tax Cuts and Jobs Act may impact our revenues associated with any transportation services we may provide pursuant to both cost-of-service based rates in the future and indexed rates.
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

On BP2, we do not take physical possession of the allowance oil as a result of our services, due to lack of storage associated with this asset. Accordingly, on BP2, we settle allowance oil receivables monthly at prices reflective of the current market conditions. Allowance oil revenue accounted for 8.0%, 7.5%, and 8.0% of our total revenue in 2019, 2018 and 2017, respectively.

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

We entered into a revolving credit facility in connection with our IPO. Our revolving credit facility limits our ability to, among other things:

•incur or guarantee additional debt;
•redeem or repurchase units or make distributions under certain circumstances; and
•incur certain liens or permit them to exist.

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

Our future level of debt could have important consequences to us, including the following:

•our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including building additional gathering pipelines needed for required connections and building additional centralized gathering facilities pursuant to our gathering agreements) or other purposes may be impaired or such financing may not be available on favorable terms;
•our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;
•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
•our flexibility in responding to changing business and economic conditions may be limited.

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

BP Holdco, a wholly owned subsidiary of our sponsor, BP Pipelines, owns and controls our general partner and appoints all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that it believes is not opposed to our interest, the executive officers and certain of the directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to BP Holdco. In addition, all of our executive officers and certain of our directors have a fiduciary duty to BP Pipelines or its affiliates due to their position as officers and directors of BP Pipelines or its affiliates. Therefore, conflicts of interest may arise between BP Holdco, BP Pipelines or any of their respective affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•our general partner is allowed to take into account the interests of parties other than us, such as BP Holdco and BP Pipelines, in exercising certain rights under our partnership agreement;
•neither our partnership agreement nor any other agreement requires BP Holdco or its affiliates (including BP Pipelines) to pursue a business strategy that favors us;
•our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties and limits our general partner’s liabilities, which restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;
•except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•disputes may arise under agreements pursuant to which BP Pipelines and its affiliates are our customers;
•our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;
•our general partner determines the amount and timing of any cash expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders which, in turn, may affect the ability of the subordinated units to convert;
•our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;
•our partnership agreement permits us to distribute up to $110.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;
•our general partner determines which costs incurred by it and its affiliates are reimbursable by us;
•our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;
•our general partner intends to limit its liability regarding our contractual and other obligations;
•our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;
•our general partner controls the enforcement of obligations that it and its affiliates owe to us;
•our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

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

The amount of Estimated Total Maintenance Spend deducted from operating surplus will be subject to review and change by our general partner’s board of directors at least once a year. Our partnership agreement does not cap the amount of Estimated Total Maintenance Spend that our general partner may estimate, and such estimate is intended to represent the average annual Total Maintenance Spend on a three-year basis, as fluctuations in actual amounts can vary substantially in any given year. In years when our Estimated Total Maintenance Spend is higher than actual Total Maintenance Spend, the amount of cash available for distribution to unitholders from operating surplus will be lower than if actual Total Maintenance Spend had been deducted from operating surplus. On the other hand, if our general partner underestimates the appropriate level of Estimated Total Maintenance Spend, we will have more cash available for distribution from operating surplus in the short term but will have less cash available for distribution from operating surplus in future periods when we have to increase our Estimated Total Maintenance Spend to account for the previous underestimation.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our units.

Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•how to allocate business opportunities among us and its affiliates;
•whether to exercise its limited call right;
•whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;
•how to exercise its voting rights with respect to the units it owns;
•whether to exercise its registration rights;
•whether to elect to reset target distribution levels; and
•whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

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

Because our partnership agreement contains provisions that replace the standards to which our general partner would otherwise be held by state fiduciary duty law, it restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is generally required to make such determination, or take or decline to take such other action, in good faith, meaning that it believed its actions or omission were not opposed to the interests of the partnership, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
•our general partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our general partner or its officers or directors engaged in bad faith, meaning that they believed that the decision was opposed to the interest of the partnership or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and
•our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:
◦approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval; or
◦approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates.

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

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner, engaging in activities incidental to its ownership interest in us and providing management, advisory, and administrative services to its affiliates or to other persons. However, affiliates of our general partner, including BP Pipelines, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. For example, BP Pipelines owns the BP1 pipeline, which also delivers crude oil from Cushing, Oklahoma to the Whiting Refinery. The capacity of BP1, when combined with BP2’s 475 kbpd current capacity, significantly exceeds Whiting Refinery’s nameplate capacity of 430 kbpd. BP Products could choose to ship volumes to the Whiting Refinery on BP1 instead of BP2, resulting in a material decline in volumes on BP2. If such decline in volumes on BP2 were to occur or continue following the expiration of BP’s obligation with respect to minimum volume commitments on BP2 on December 31, 2020, such a decline could result in a significant reduction in revenues that could have a material adverse effect on our results of operations. In addition, BP Pipelines may compete with us for investment opportunities and may own an interest in entities that compete with us.

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

Pursuant to our partnership agreement, we will reimburse our general partner and its affiliates, including BP Pipelines, for costs and expenses they incur and payments they make on our behalf. Pursuant to the omnibus agreement, we pay BP Pipelines a fee equal to $13.6 million per year, payable in equal monthly installments, for general and administrative services, and, in addition, to reimburse personnel and other costs related to the direct operation, management and maintenance of the assets. The fee was adjusted to $15.2 million per year, payable in equal monthly installments, beginning on January 1, 2020. Our general partner, in good faith, may adjust the administrative fee to reflect, among others, any change in the level or complexity of our operations, a change in the scope or cost of services provided to us, inflation or a change in law or other regulatory requirements, the contribution, acquisition or disposition of our assets or any material change in our operation activities. In addition, pursuant to the omnibus agreement, we will reimburse our general partner for payments to BP Pipelines and its affiliates for other expenses incurred by BP Pipelines and its affiliates on our behalf to the extent the fees relating to such services are not included in the general and administrative services fee. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees to our general partner and its affiliates will reduce our cash available for distribution. There is no limit on the fee and expense reimbursements that we may be required to pay to our general partner and its affiliates. Please read “Omnibus Agreement” in Part III, Item 13.

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

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. Our general partner may not be removed except for cause by a vote of the holders of at least 66 2/3% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. BP Holdco owns an aggregate of 54.4% of our common and subordinated units as of February 26, 2020.

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

If at any time our general partner and its affiliates own more than 80% of the outstanding common units, our general partner, its affiliates or we will have the right, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 26, 2020, BP Holdco owned 8.7% of our common units and all of our subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), BP Holdco will own 54.4% of our common units.

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

Our partnership agreement authorizes us to issue an unlimited number of additional limited partner interests at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•our existing unitholders’ proportionate ownership interest in us will decrease;
•the amount of cash available for distribution on each unit may decrease;
•because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.

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

As of February 26, 2020, we have 52,387,740 common units and 52,375,535 subordinated units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Sales by BP Holdco or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to BP Holdco. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold. Alternatively, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by BP Holdco.

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

The market price of our common units is influenced by many factors, some of which are beyond our control, including:

•our quarterly distributions;
•our quarterly or annual earnings or those of other companies in our industry;
•announcements by us or our competitors of significant contracts or acquisitions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•general economic conditions;
•the failure of securities analysts to cover our common units or changes in financial estimates by analysts;
•future sales of our common units; and
•the other factors described in these “Risk Factors.”

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

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease its tax basis in such unitholder’s common units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to a unitholder if it sells such units at a price greater than its tax basis in those units, even if the price such unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its units, a unitholder may incur a tax liability in excess of the amount of cash received from the sale.

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

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.

We treat each purchaser of common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets and, (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered to have disposed of those common units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and could recognize gain or loss from the disposition.

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

We currently own assets and conduct business in multiple states, which currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all United States federal, foreign, state and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

We are party to ongoing legal proceedings in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity. In addition, pursuant to the terms of the various agreements under which we acquired assets from BP since the IPO, BP will indemnify us for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of the acquired assets prior to our acquisition of those assets. For additional information regarding this indemnity, please see “Business—Environmental Matters—Indemnity Under the Omnibus Agreement.”

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Partnership's Common Equity

On October 26, 2017, our common units began trading on the NYSE under the symbol “BPMP”. At the close of business on February 10, 2020, there were four unitholders of record of the Partnership's common and subordinated units.

Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during the quarter or fiscal year ended December 31, 2019 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Market Repurchases

None.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 26, 2017, the Board of Directors for our general partner adopted the BP Midstream Partners LP 2017 LTIP, which permits the issuance of up to 5,502,271 common units. Phantom unit grants have been made to three of the independent directors of our general partner under the LTIP. See Part II, Item 8. Financial Statements and Supplementary Data - Note 16. Unit-Based Compensation. See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding our equity compensation plan as of December 31, 2019.

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

Subordination Period

Except as described below, the subordination period began on the closing date of the IPO and expires on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending December 31, 2020, if each of the following has occurred:

•for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date, aggregate distributions from operating surplus equaled or exceeded the sum of the minimum quarterly distribution multiplied by the total number of common and subordinated units outstanding in each quarter in each period;
•for the same three consecutive, non-overlapping four-quarter periods, the adjusted operating surplus (as described in our partnership agreement) equaled or exceeded the sum of the minimum quarterly distribution multiplied by the total number of common and subordinated units outstanding during each quarter on a fully diluted weighted average basis; and
•there are no arrearages in payment of the minimum quarterly distribution on the common units.

Early Termination of Subordination Period

Notwithstanding the foregoing, the subordination period will automatically terminate, and all of the subordinated units will convert into common units on a one-for-one basis, on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending December 31, 2018, if each of the following has occurred:

•for one four-quarter period immediately preceding that date, aggregate distributions from operating surplus exceeded 150% of the minimum quarterly distribution multiplied by the total number of common units and subordinated units outstanding in each quarter in the period;

•for the same four-quarter period, the adjusted operating surplus equaled or exceeded 150% of the sum of the minimum quarterly distribution multiplied by the total number of common and subordinated units outstanding during each quarter on a fully diluted weighted average basis, plus the related distribution on the incentive distribution rights; and
•there are no arrearages in payment of the minimum quarterly distributions on the common units.

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

Item 6. SELECTED FINANCIAL DATA

For periods prior to the completion of the IPO on October 30, 2017, the following selected financial data consisted of the combined operations of our Predecessor. All financial information presented for periods after the IPO represents the consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•The selected statements of operations data for the years ended December 31, 2019 and 2018 consists of the consolidated results of the Partnership. The selected statement of operations data for the year ended December 31, 2017 consists of the consolidated results of the Partnership for the period from October 30, 2017 through December 31, 2017 and of the combined results of our Predecessor for the period from January 1, 2017 through October 29, 2017. The selected statements of operations data for the years ended December 31, 2016 and 2015 consists entirely of the combined results of our Predecessor.
•The selected balance sheet data at December 31, 2019, 2018 and 2017 consists of the consolidated balances of the Partnership, while the selected balance sheet data at December 31, 2016 and 2015 consist of the combined balances of our Predecessor.

Please read the selected financial data presented below in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data included in this report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
(in thousands of dollars, unless otherwise indicated)
Consolidated Statement of Operations Data
Total revenue	$128,468	$116,439	$108,151	$103,003	$106,778
Total costs and expenses	43,021	41,081	31,691	28,188	29,286
Operating income	85,447	75,358	76,460	74,815	77,492
Income from equity method investments	116,747	94,361	17,916	—	—
Net income	187,067	165,676	68,976	45,870	46,742
Net income attributable to the Partnership subsequent to the IPO	167,884	133,057	21,775	*	*
Per Unit Data
Net income attributable to the Partnership per limited partner unit - basic and diluted (in dollars):
Common units	$1.58	$1.27	$0.21	*	*
Subordinated units	$1.58	$1.27	$0.21	*	*
Distributions declared per limited partner unit (in dollars):
Common units	$1.3193	$1.1330	$0.1798	*	*
Subordinated units	$1.3193	$1.1330	$0.1798	*	*
Consolidated Balance Sheet Data
Cash and cash equivalents	$98,831	$56,970	$32,694	$—	$—
Property, plant and equipment, net	62,693	68,580	69,488	71,235	69,852
Total assets	722,096	693,203	605,658	87,586	86,047
Short-term debt	—	—	15,000	—	—
Long-term debt	468,000	468,000	—	—	—
Total equity	240,230	210,852	580,855	73,942	74,258
* Information is not applicable for the periods prior to the IPO.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included under Part I, Item 1 and 2. Business and Properties, Part I, Item 1A. Risk Factors, Part II, Item 6. Selected Financial Data and Part II, Item 8. Financial Statements and Supplementary Data. It should also be read together with “Cautionary Note Regarding Forward-Looking Statements” in this report.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnerships’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

As of December 31, 2019, our assets consisted of the following:

•BP Two Pipeline Company LLC, which owns the BP#2 crude oil pipeline system (“BP2”).
•BP River Rouge Pipeline Company LLC, which owns the Whiting to River Rouge refined products pipeline system (“River Rouge”).
•BP D-B Pipeline Company LLC, which owns the Diamondback diluent pipeline system (“Diamondback”). BP2, River Rouge, and Diamondback are in the Midwest region of the United States, and together are referred to as the "Wholly Owned Assets".
•A 28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.
•A 65% managing member interest in Mardi Gras Transportation System Company, LLC (“Mardi Gras”), which holds the following investments in joint ventures located in the Gulf of Mexico:
•A 56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),
•A 53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),
•A 65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,
•A 65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”). Together Endymion, Caesar, Cleopatra and Proteus are referred to as the “Mardi Gras Joint Ventures.”
•A 22.7% ownership interest in Ursa Oil Pipeline Company, LLC ("Ursa").
•A 25% ownership interest in KM Phoenix Holdings, LLC ("KM Phoenix").

We generate the majority of our revenue by charging fees for the transportation of crude oil, refined products and diluent through our pipelines under long-term agreements. We do not engage in the marketing and trading of any commodities. All operations are conducted in the United States and all our long-lived assets are in the United States. Our operations consist of one reportable segment.

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

Acquisition of Equity Interests

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines, we completed the acquisition of:

•(i) an additional 45.0% interest in Mardi Gras, from BP Pipelines,
•(ii) a 22.7% interest in Ursa, from BP Offshore, and
•(iii) a 25% interest in KM Phoenix, from BP Products.

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

We have entered into a throughput and deficiency agreement with our affiliate BP Products North America, Inc. (“BP Products”), an indirect wholly owned subsidiary of BP, for transporting diluent on the Diamondback pipeline under a joint tariff agreement and a dedication agreement with a third-party carrier. These agreements include a minimum volume requirement, under which BP Products has committed to pay us an incentive rate for a fixed minimum volume during the twelve-month running period from July 1, 2017 and each successive twelve-month period thereafter through June 30, 2021, whether or not such volumes are physically shipped through Diamondback. The parties have the option to allow the two agreements to renew annually for one additional year by not sending written notice of termination six months prior to the expiration date.

We have entered into additional throughput and deficiency agreements with BP Products for each of our three wholly owned pipeline systems at BP2, River Rouge and Diamondback. Under these fee-based agreements, we provide transportation services to BP Products, in exchange for BP Products’ commitment to pay us the applicable tariff rates for the minimum monthly volumes, whether or not such volumes are physically shipped by BP Products through our pipelines. BP Products is allowed to make up for the monthly deficiency within the same calendar year during the initial term ending December 31, 2020. Adjustment to the monthly deficiency payments remitted to us by BP Products, if any, is determined at the end of each calendar year based on the actual volume transported during such period. These agreements will not renew and will expire based on the contract terms on December 31, 2020. The Partnership is reviewing its options with respect to these agreements.

KM Phoenix has terminals located across the United States within key product trading hubs and highly strategic markets that support BP’s refining, trading and marketing businesses. KM Phoenix has terminals located near key product trading hubs in New York, Chicago and the San Francisco Bay area. KM Phoenix serves gasoline and diesel needs for New York, Chicago, San Francisco, St Louis, Atlanta, Baltimore, Indianapolis Cincinnati and Dayton, Ohio. KM Phoenix provides storage for production from BP’s three refineries. Seven of KM Phoenix’s terminals are supplied directly by BP’s refineries and four terminals are directly supplied from BP’s Whiting Refinery. KM Phoenix generates revenue primarily from truck rack throughput, tank leasing, butane blending and pipeline transshipments.

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

The volumes that we handle on our pipelines are primarily affected by the supply of, and demand for, crude oil, natural gas, refined products and diluent in the markets served directly or indirectly by our assets. Our results of operations are impacted by our ability to:

•utilize any remaining unused capacity on, or add additional capacity to, our pipeline systems;
•increase throughput volumes on our pipeline systems by making connections to existing or new third-party pipelines or other facilities, primarily driven by the anticipated supply of and demand for crude oil, natural gas, refined products and diluent;
•identify and execute organic expansion projects; and
•increase throughput volumes via acquisitions.

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

Total Maintenance Spend - Wholly Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding our total maintenance requirements. Total Maintenance Spend for the years ended December 31, 2019 and 2018 is shown in the table below:

	Years Ended December 31,
	2019	2018
	(in thousands of dollars)
Wholly Owned Assets
Maintenance expenses	$1,754	$2,737
Maintenance capital expenditures	1,081	1,604
Maintenance capital recovery (1)	(282)	—
Total Maintenance Spend - Wholly Owned Assets	$2,553	$4,341

(1)Relates to the portion of maintenance capital for Griffith Station Incident reimbursable by insurance.

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

Our maintenance expenses represent the costs we incur that do not significantly extend the useful life or increase the expected output of our property, plant and equipment. These expenses include pipeline repairs, replacements of immaterial sections of pipelines, inspections, equipment rentals and costs incurred to maintain compliance with existing safety and environmental standards, irrespective of the magnitude of such compliance expenses. Our maintenance expenses vary significantly from period to period because certain expenses are the result of scheduled safety and environmental integrity programs, which occur on a multi-year cycle and require substantial outlays.

Our maintenance capital expenditures represent expenditures to sustain operating capacity or operating income over the long term. Examples of maintenance capital expenditures include expenditures made to purchase new or replacement assets or extend the useful life of our assets. These expenditures includes repairs and replacements of storage tanks, replacements of significant sections of pipelines and improvements to an asset’s safety and environmental standards.

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

Adjusted EBITDA and cash available for distribution are non-GAAP ("GAAP" refers to United States generally accepted accounting principles) supplemental financial measures, which are metrics that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods;
•the ability of our business to generate sufficient cash to support our decision to make distributions to our unitholders;
•our ability to incur and service debt and fund capital expenditures; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

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

Further, the volumes of crude oil that we transport on our BP2 system and refined products and diluent that we distribute on our River Rouge and Diamondback systems depend substantially on the economics of available crude supply for the Whiting Refinery and the economics for refined products and diluent demand in the markets that the pipelines serve. These economics are affected by numerous factors beyond our control, including apportionment on the Enbridge mainline (which offers all of its capacity on an uncommitted basis). In addition, events such as ongoing maintenance at the Whiting Refinery and apportionment on a third-party pipeline, such as the Enbridge mainline, can cause lower throughput on our BP2 system. Volumes are also affected by maintenance and corridor shutdowns due to tie-ins, among other things.

As these supply and demand dynamics shift, we anticipate that we will continue to actively pursue projects that link new sources of supply to producers and consumers. Similarly, as demand dynamics change, we anticipate that we will create new services or capacity arrangements that meet customer requirements.

Changes in Commodity Prices

We do not engage in the marketing and trading of any commodities. We do not take ownership of crude oil, natural gas, refined products or diluent. As a result, our exposure to commodity price fluctuations is limited to the FLA provisions in our tariffs, which are only applicable to certain of our crude oil pipelines. We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of our customers.

Customers

BP is our primary customer. Total revenue from BP represented 97.6% and 97.6% of our revenues in the years ended December 31, 2019 and 2018, respectively. BP’s volumes represented approximately 95.1% and 94.9% of the aggregate total volumes transported on the Wholly Owned Assets for the years ended December 31, 2019 and 2018, respectively.

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

Financing

We expect to fund future capital expenditures primarily from external sources, including borrowings under our $600 million credit facilities and potential future issuances of equity and debt securities.

We intend to make cash distributions to our unitholders at a minimum distribution rate of $0.2625 per unit per quarter ($1.05 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our General Partner, as the holder of our incentive distribution rights, most of the cash generated by our operations.

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management has performed an evaluation of the assets and determined that an impairment is required. A charge of $4.4 million for the impairment was recorded under "Impairment and other, net" on our consolidated statements of operations for the year ended December 31, 2019. In addition, we incurred $1.6 million as a response expense for the year ended December 31, 2019. Our assets are insured with a deductible of $1.0 million per incident. We have accrued an offsetting insurance receivable of $5.0 million resulting in a net charge of $1.0 million to "Impairment and other, net" for the year ended December 31, 2019. The insurance receivable is recorded as $4.3 million under "Other current assets" and $0.7 million under "Other assets" on our consolidated balance sheet as of December 31, 2019. The fire caused a temporary throughput restriction that was covered by our MVC. The throughput restriction was resolved within two weeks and volumes returned to normal operating levels.

Results of Operations

The following tables and discussion contain a summary of our consolidated results of operations for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
	(in thousands of dollars)
Revenue	$128,468	$116,439
Costs and expenses
Operating expenses	19,977	16,488
Maintenance expenses	1,754	2,737
General and administrative	16,867	18,654
Depreciation	2,630	2,658
Impairment and other, net	1,000	—
Property and other taxes	722	483
Lease expense	71	61
Total costs and expenses	43,021	41,081
Operating income	85,447	75,358
Income from equity method investments	116,747	94,361
Interest expense, net	15,127	4,043
Net income	187,067	165,676
Less: Net income attributable to non-controlling interests	19,183	32,619
Net income attributable to the Partnership subsequent to the IPO	$167,884	$133,057
Adjusted EBITDA(1)	$219,480	$195,820
Adjusted EBITDA attributable to the Partnership(1)	$196,289	$149,408
(1) See Reconciliations of Non-GAAP Measures below.

	Years Ended December 31,
Pipeline throughput (thousands of barrels per day)(1)(2)	2019	2018
BP2	300	277
Diamondback	63	62
River Rouge	73	66
Total Wholly Owned Assets	436	405

Mars	546	516

Caesar	194	198
Cleopatra(3)	24	23
Proteus	175	172
Endymion	175	172
Mardi Gras Joint Ventures	568	565

Ursa	107	74

Average revenue per barrel ($ per barrel)(2)(4)
Total Wholly Owned Assets	$0.77	$0.73
Mars	1.31	1.19
Mardi Gras Joint Ventures	0.65	0.66
Ursa	0.87	0.83
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Interests in Ursa was contributed to the Partnership on October 1, 2018 and throughput and average revenue per barrel is presented on a 100% basis for the year ended December 31, 2018.
(3) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(4) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same period.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Total revenue increased by $12.0 million, or 10.3%, in the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to (i) $7.5 million or 13.3% increase in BP throughput revenue from BP2 resulting from a 8.4 million or 8.4% increase in throughput volume and a 4.5% increase in average tariff, (ii) a $5.4 million or 16.7% increase in BP throughput revenue from River Rouge resulting from a 2.4 million or 10.1% increase in throughput volume and a 5.9% increase in average tariff, (iii) a $0.2 million or 8.7% increase in third party throughput volume on Diamondback resulting from a 0.2 million or 3.1% increase in throughput volume and a 5.5% increase in average tariff and (iv) a $1.6 million or 17.8% increase in FLA revenue from BP2 driven by an increase in throughput volume and an increase in FLA price realized. The overall increase in revenue was partially offset by (i) a $2.4 million or 30.4% decrease in deficiency revenue from our throughput and deficiency agreements with BP due to the increased volumes described above and (ii) a $0.2 million or 2.1% decrease in related party throughput revenue from Diamondback due to a 0.2 million or 1.1% decrease in related party throughput volume combined with a 1% reduction in the average tariff for related party throughput.

Operating expenses increased by $3.5 million, or 21.2%, in the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to (i) a $2.0 million increase in insurance expense due to insurance coverage needed for assets acquired in the October 2018 acquisition transaction, (ii) a $0.8 million increase in variable expense due to higher volumes and (iii) an increase of $0.7 million in other allocated charges.

Maintenance expenses decreased by $1.0 million, or 35.9%, in the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily as a result of decrease in spend due to normal scheduling variability in project costs, corrosion work and inspection costs.

General and administrative expenses decreased by $1.8 million, or 9.6%, in the year ended December 31, 2019, compared to the year ended December 31, 2018 primarily as a result of lower acquisition expenses.

Impairment expense increased by $1.0 million in the year ended December 31, 2019 compared to the year ended December 31, 2018 due to the impairment charge taken on the Griffith Station.

Income from equity method investments increased by $22.4 million, or 23.7%, in the year ended December 31, 2019 compared to the year ended December 31, 2018 due to higher earnings from Mars and the Mardi Gras Joint Ventures. In addition, the earnings from other equity method investments in 2019 were included for the entire year while earnings from other equity method investments in 2018 were only included for the period from October 1, 2018 through December 31, 2018.

Interest expense, net was $15.1 million in the year ended December 31, 2019 compared to $4.0 million in the year ended December 31, 2018 due to the $468 million of borrowings used to fund our acquisition on October 1, 2018 under our $600.0 million revolving credit facility agreement entered into in connection with our IPO. The net interest expense consisted of interest expense and commitment and utilization fees, which were partially offset by interest income on cash deposits held by BPMP.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Years Ended December 31,
	2019	2018
	(in thousands of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$187,067	$165,676
Add:
Depreciation	2,630	2,658
Interest expense, net	15,127	4,043
Cash distributions received from equity method investments — Mardi Gras Joint Ventures	66,261	67,591
Cash distributions received from equity method investments — Mars	53,412	47,538
Cash distributions received from equity method investments — Others	11,730	2,675
Less:
Income from equity method investments — Mardi Gras Joint Ventures	54,810	47,935
Income from equity method investments — Mars	51,153	43,867
Income from equity method investments — Others	10,784	2,559
Adjusted EBITDA	219,480	195,820
Less:
Adjusted EBITDA attributable to non-controlling interests	23,191	46,412
Adjusted EBITDA attributable to the Partnership	196,289	149,408
Add:
Maintenance capital recovery(1)	282	—
Less:
Net interest paid/(received)	15,112	50
Maintenance capital expenditures	1,081	1,604
Cash reserves(2)	—	3,882
Cash available for distribution attributable to the Partnership	$180,378	$143,872

(1)Relates to the portion of maintenance capital for Griffith Station Incident reimbursable by insurance.
(2)Acquisition financing expenses.

	Years Ended December 31,
	2019	2018
	(in thousands of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$189,332	$173,783
Add:
Interest expense, net	15,127	4,043
Distribution in excess of earnings from equity method investments	11,538	19,670
Less:
Change in other assets and liabilities	(4,771)	1,499
Non-cash adjustments	288	177
Impairment and other, net(1)	1,000	—
Adjusted EBITDA	219,480	195,820
Less:
Adjusted EBITDA attributable to non-controlling interests	23,191	46,412
Adjusted EBITDA attributable to the Partnership subsequent to the IPO	196,289	149,408
Add
Maintenance capital recovery(2)	282	—
Less:
Net interest paid/(received)	15,112	50
Maintenance capital expenditures	1,081	1,604
Cash reserves(3)	—	3,882
Cash available for distribution attributable to the Partnership	$180,378	$143,872

(1)This includes $6.0 million of costs related to the Griffith Station Incident (impairment charge of $4.4 million and $1.6 million as a response expense), net of $5.0 million in offsetting insurance receivable. The net charge of $1.0 million reflects our insurance deductible.
(2)Relates to the portion of maintenance capital for Griffith Station Incident reimbursable by insurance.
(3)Acquisition financing expenses.

Capital Resources and Liquidity

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

Based upon current expectations for the fiscal year 2020, we believe that our cash on hand, cash flow from operations and borrowings available under our credit facility will be sufficient to fund our operations for 2020. As of December 31, 2019, we had $98.8 million cash on hand and $132.0 million available under our credit facility, for a total liquidity of $230.8 million.

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or $110.0 million per year in the aggregate, based on the number of common and subordinated units currently outstanding. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates.

Revolving Credit Facility

On October 30, 2017, the Partnership entered into a $600.0 million unsecured revolving credit facility agreement (the “credit facility”) with an affiliate of BP. The credit facility terminates on October 30, 2022 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA (as defined in the credit facility), not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. As of December 31, 2019, the Partnership was in compliance with the covenants contained in the credit facility. In addition, the limited liability company agreement of our General Partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our leverage ratio to exceed 4.5 to 1.0.

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

In connection with our acquisition in the fourth quarter of 2018, we borrowed $468.0 million from the credit facility and this amount was outstanding as of December 31, 2019.

On February 20, 2019, we entered into a Credit Facility Waiver Agreement (“First Waiver Agreement”) whereby the lender waived certain terms on our outstanding $468.0 million borrowings. The original loan repayment date of March 29, 2019 was waived and amended and modified to April 1, 2020.

On May 3, 2019, we entered into a Second Credit Facility Waiver Agreement (“Second Waiver Agreement”) whereby the lender waived certain terms on our outstanding $468.0 million borrowings. The amended loan repayment date of April 1, 2020 was waived and amended and modified to November 30, 2020. Accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on November 30, 2020. All other terms of the credit facility remain the same.

On February 24, 2020, we entered into a $468.0 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. Proceeds will be used to repay outstanding borrowings under our credit facility. The term loan has a final repayment date of February 24, 2025 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600.0 million. All other terms of the credit facility remain the same.

Cash Flows from Our Operations

Operating Activities. We generated $189.3 million in cash flow from operating activities in the year ended December 31, 2019, compared to the $173.8 million generated in the year ended December 31, 2018. The $15.5 million increase in cash flows from operations primarily resulted from an increase in net income driven by income and distributions from equity method investments and higher operating income from our Wholly Owned Assets. The overall increase of $24.1 million was partially offset by an increase of $1.4 million for accounts receivable, a decrease of $3.3 million from accounts payables and a decrease of $3.9 million from accrued liabilities.

Investing Activities. Our cash flows from investing activities were $10.5 million in the year ended December 31, 2019, compared to $69.2 million used in the year ended December 31, 2018. The $79.6 million increase in from inflow from investing activities is primarily due to not having any acquisition activities during the year ended December 31, 2019.

Financing Activities. Our cash flows used in financing activities were $157.9 million in the year ended December 31, 2019 and $80.3 million in the year ended December 31, 2018. The $77.6 million increase in cash outflows is primarily due to distributions to our Parent and to unitholders and non-controlling interests, in addition to not having proceeds from external financing.

Capital Expenditures

Our operations can be capital intensive, requiring investment to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of Maintenance Capital Expenditures and Expansion Capital Expenditures, both as defined in our partnership agreement. We are required to distinguish between Maintenance Capital Expenditures and Expansion Capital Expenditures in accordance with our partnership agreement.

A summary of our capital expenditures, for the years ended December 31, 2019 and 2018, is shown in the table below:

	Years Ended December 31,
	2019	2018
	(in thousands of dollars)
Cash spent on maintenance capital expenditures	$1,081	$1,604
(Decrease)/Increase in accrued capital expenditures	55	145
Total capital expenditures incurred	$1,136	$1,749

Our capital expenditures for 2019 were $1.1 million, primarily associated with the following projects:

•Projects to support critical equipment reliability for River Rouge;
•Densitometer installations at South Bend, Jackson, Dearborn, Buckeye Detroit and River Rouge; and
•Griffith Station recovery, including a building, lighting, power, relay and PLC panels.

Our capital expenditures for 2018 were $1.7 million, primarily associated with the following projects:

•Update of pipes on Whiting for River Rouge; and
•Corrosion work on Whiting to River Rouge.

All of our capital expenditures in the years ended December 31, 2019 and 2018 were maintenance expenditures. We did not incur any expansion capital expenditures during such periods.
We anticipate that our 2020 maintenance capital expenditures will be funded with cash from operations and our borrowings under the credit facility.

Contractual Obligations

A summary of our contractual obligations at December 31, 2019, is shown in the table below:

(in thousands of dollars)	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Credit facility(1)	$472,069	$470,957	$1,112	$—	$—
Rights-of-way	3,036	78	156	156	2,646
Operating leases	676	63	65	69	479
Total	$475,781	$471,098	$1,333	$225	$3,125

(1)Includes principal and interest expense. See Note 9 - Debt.
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

Accounting for Equity Method Investments

The Partnership maintains investments in several joint ventures that are accounted for under the equity method of accounting. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends received, and the Partnership’s share of the investee’s earnings or losses, which is recorded as a component of income from equity method investments. As of December 31, 2019, the Partnership’s equity method investments balance was $534.4 million, and for the year ended December 31, 2019, the Partnership’s income from equity method investments was $116.7 million.

The Partnership does not have a controlling interest in our investments in joint ventures; however, because of the significance of the investments to our financial statements our management exercises critical judgments when assessing the results of the joint ventures’ operations and the accounting judgments made by the operators. This requires management to rely on their experience in the industry and their knowledge of the joint ventures involved in making final assessments on the recognition of operating results as reported to the Partnership by the operators.

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

Contracts with BP Products, including the allowance oil arrangements discussed below, are accounted for as separate arrangements because they do not meet the criteria for combination. We record revenue for crude oil, refined products and diluent transportation over the period in which they are earned (i.e., either physical delivery of product has taken place, or the services designated in the contract have been performed). Revenue from transportation services is recognized upon delivery or receipt based on contractual rates related to throughput volumes. We accrue revenue based on services rendered but not billed for that accounting month.

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

The unfulfilled obligations in our revenue contracts are our obligations to transport certain volumes of crude or diluent molecules (throughput) for our customers throughout the term of each contract. The terms of the contract require the customer to deliver a specified quantity of molecules or minimum volume each day with a right to make up any short fall within the 12 month measurement period of each contract. At the end of each quarterly reporting period we analyze the customer’s actual shipments compared to their minimum volume commitments to measure the level of fulfillment toward the contracted minimum volume commitments. This analysis also includes the review of the capacity of each pipeline available for the customer to deliver the required volume to make up for any shortfall, current forecast of the customers' future shipments, an assessment of whether management thinks the customers can make up for the shortfall and any impact market conditions have on the probability of customers making up the shortfall. If our assessment concludes that it is remote that the customer will make up for volume shortfalls and require performance of the unfulfilled obligations, the appropriate level of breakage is recognized into revenue.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Since we do not take ownership of the crude oil, natural gas, and refined products or diluent that we transport for our customers, and we do not engage in the marketing and trading of any commodities, we have limited direct exposure to inventory risks associated with fluctuating commodity prices.

Our tariffs for crude oil shipments include an FLA. We do not take physical possession of the allowance oil as a result of our services, but record the volumes accumulated as a receivable from the customer in the month we provide the transportation services. We consider the FLA as a part of the transportation revenue we receive from the customer.

Allowance oil income is subject to more volatility than transportation revenue, as it is directly dependent on commodity prices. As a result, the income we realize under our FLA provisions will increase or decrease as a result of changes in underlying commodity prices. A $5 per barrel change in each applicable commodity price would have changed revenue by approximately $1.1 million for the year ended December 31, 2019. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our FLA.

Interest Rate Risk

Debt that we incur under our credit facility bears interest at the 3-month LIBOR plus 0.85%. The 3-month LIBOR rate exposes us to interest rate risk. Once a request to borrow is completed, our interest rate is fixed through the maturity date of the borrowing, typically six months. To the extent that interest rates increase, interest expense will also increase. At December 31, 2019, the Partnership had $468.0 million in outstanding borrowings under the credit facility with an interest rate of 3.25%. A hypothetical increase of 100 basis points in the interest rate of our debt would impact the Partnership’s annual interest expense by approximately $4.7 million, assuming the $468.0 million was outstanding for the entire year.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BP MIDSTREAM PARTNERS LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BP Midstream Partners GP LLC and
the Partners of BP Midstream Partners LP
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BP Midstream Partners LP and subsidiaries (the "Partnership") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in the UK Financial Reporting Council's Guidance on Risk Management, Internal Control and Related Financial and Business Reporting and our report dated February 27, 2020 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Equity Method Investments — Refer to Notes 2 and 6 to the financial statements.

Critical Audit Matter Description

The Partnership maintains investments in several joint ventures that are accounted for under the equity method of accounting. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends received, and the Partnership’s share of the investee’s earnings or losses, which is recorded as a component of income from equity method investments. As of December 31, 2019, the Partnership’s equity method investments balance was $534.4 million, and for the year ended December 31, 2019, the Partnership’s income from equity method investments was $116.7 million.

We identified the accounting for equity method investments as a critical audit matter because of the significance of the equity method investments to the Partnership’s financial statements, and the judgments made by management when assessing the results of the joint ventures’ operations and accounting judgments made by the operator of the equity method investments. This required an increased extent of effort, including the need to involve auditors of the joint ventures and senior members of the engagement team.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for equity method investments that we concluded were significant components included the following, among others:

•We tested the effectiveness of controls related to the accounting for the Partnership’s significant equity method investments, which includes management’s attendance at joint venture board meetings and their receipt and review of the equity method investment financial statements.

•We evaluated significant equity method investments and income from equity method investments by:
–Testing transactions occurring related to the equity method investments, such as purchases or sales of additional interests and distributions.
–Evaluating significant judgments and estimates at the underlying equity method investments through oversight of the auditors of the equity method investees and by having direct discussions with the accounting function of the equity method investees’ management.

–Evaluating the completeness and accuracy of the Partnership’s investment in equity method investments and income from equity method investments by obtaining audited financial statements of the joint ventures.
–Obtaining, reviewing, and retaining information from the auditors of the joint ventures, such as information necessary to understand significant findings or issues identified by such auditors and actions taken to address them and sufficient information to reconcile the financial statement amounts audited by such auditors to the information underlying the Partnership’s financial statements.
–Performing procedures to evaluate subsequent events impacting the equity method investments prior to the date of our auditor’s report on the Partnership’s financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2020

We have served as the Partnership's auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors of BP Midstream Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in equity and cash flows of BP Midstream Partners LP (the Partnership) for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor from 2017 to 2018.

Chicago, Illinois
March 22, 2018

BP MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands of dollars)
ASSETS
Current assets
Cash and cash equivalents	$98,831	$56,970
Accounts receivable – third parties	626	325
Accounts receivable – related parties	11,251	9,769
Prepaid expenses	5,124	4,667
Other current assets	4,980	629
Total current assets	120,812	72,360
Equity method investments (Note 6)	534,383	549,039
Property, plant and equipment, net (Note 7)	62,693	68,580
Other assets	4,208	3,224
Total assets	$722,096	$693,203

LIABILITIES
Current liabilities
Accounts payable – third parties	$550	$607
Accounts payable – related parties	1,717	2,553
Deferred revenues and credits	1,544	1,067
Other current liabilities (Note 8)	6,599	6,900
Total current liabilities	10,410	11,127
Long-term debt (Note 9)	468,000	468,000
Other liabilities	3,456	3,224
Total liabilities	481,866	482,351

Commitments and contingencies (Note 14)

EQUITY
Common unitholders – public (2019 – 47,806,563 issued and outstanding; 2018 – 47,802,826 units issued and outstanding)	851,624	836,789
Common unitholders – BP Holdco (2019 and 2018 – 4,581,177 units issued and outstanding)	(60,286)	(61,684)
Subordinated unitholders – BP Holdco (2019 and 2018 – 52,375,535 units issued and outstanding)	(689,236)	(705,227)
General partner	1,162	—
Total partners' capital	103,264	69,878
Non-controlling interests	136,966	140,974
Total equity	240,230	210,852
Total liabilities and equity	$722,096	$693,203

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(in thousands of dollars, unless otherwise indicated)
Revenue
Third parties	$3,032	$2,836	$2,204
Related parties	125,436	113,603	105,947
Total revenue	128,468	116,439	108,151
Costs and expenses
Operating expenses – third parties	14,164	11,482	9,033
Operating expenses – related parties	5,813	5,006	7,073
Maintenance expenses – third parties	1,486	2,640	4,437
Maintenance expenses – related parties	268	97	461
General and administrative – third parties	2,743	4,582	895
General and administrative – related parties	14,124	14,072	6,670
Depreciation	2,630	2,658	2,673
Impairment and other, net	1,000	—	—
Property and other taxes	722	483	393
Lease expense	71	61	61
Gain from disposition of property, plant and equipment	—	—	(5)
Total costs and expenses	43,021	41,081	31,691
Operating income	85,447	75,358	76,460
Income from equity method investments	116,747	94,361	17,916
Other income	—	—	25
Interest expense, net	15,127	4,043	107
Income before income taxes	187,067	165,676	94,294
Income tax expense	—	—	25,318
Net income	187,067	165,676	68,976
Less: Predecessor net income prior to the IPO on October 30, 2017	—	—	39,102
Net income subsequent to the IPO	187,067	165,676	29,874
Less: Net income attributable to non-controlling interests	19,183	32,619	8,099
Net income attributable to the Partnership subsequent to the IPO	$167,884	$133,057	$21,775

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$1.58	$1.27	$0.21
Subordinated units	$1.58	$1.27	$0.21

Weighted Average Number of Limited Partner Units Outstanding - Basic and Diluted (in millions):
Common units – public	47.8	47.8	47.8
Common units – BP Holdco	4.6	4.6	4.6
Subordinated units – BP Holdco	52.4	52.4	52.4

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
(in thousands of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Net Parent Investment	Total
Balance at December 31, 2016	$—	$—	$—	$—	$—	$73,942	$73,942
Net income from January 1, 2017 through October 29, 2017	—	—	—	—	—	39,102	39,102
Net transfers to Parent	—	—	—	—	—	(37,616)	(37,616)
Balance at October 29, 2017 (prior to the IPO)	$—	$—	$—	$—	$—	$75,428	$75,428
Allocation of net parent investment to unitholders	—	6,067	69,361	—	—	(75,428)	—
Working capital and other balances retained by Parent upon the IPO	—	(795)	(9,084)	—	—	—	(9,879)
Environmental remediation obligations indemnification assets contributed by Parent upon IPO	—	351	4,014	—	—	—	4,365
Contribution of equity method investments upon the IPO	—	12,567	143,677	—	343,744	—	499,988
Net proceeds from the IPO, net of underwriters' discount and offering costs	814,658	—	—	—	—	—	814,658
Distribution of IPO proceeds to Parent	—	(65,525)	(749,133)	—	—	—	(814,658)
Net income from October 30, 2017 through December 31, 2017	9,936	952	10,887	—	8,099	—	29,874
Unit-based compensation	19	—	—	—	—	—	19
Distributions of prorated fourth quarter joint venture dividends to prior owners	—	(758)	(8,669)	—	—	—	(9,427)
Distributions to non-controlling interests	—	—	—	—	(9,513)	—	(9,513)
Balance at December 31, 2017	$824,613	$(47,141)	$(538,947)	$—	$342,330	$—	$580,855
Cumulative effect of accounting change in equity method investments (Note 6)	(1,253)	(120)	(1,373)	—	—	—	(2,746)
Net income	60,711	5,819	66,527	—	32,619	—	165,676
Distribution to unitholders ($1.0113 per unit) and general partner	(48,333)	(4,632)	(52,963)	—	—	—	(105,928)
Acquisitions from Parent	874	(15,610)	(178,471)	—	(187,563)	—	(380,770)
Unit-based compensation	177	—	—	—	—	—	177
Distributions to non-controlling interest	—	—	—	—	(46,412)	—	(46,412)
Balance at December 31, 2018	$836,789	$(61,684)	$(705,227)	$—	$140,974	$—	$210,852
Net income	75,466	7,231	82,681	2,506	19,183	—	187,067
Distribution to unitholders ($1.2733 per unit) and general partner	(60,870)	(5,833)	(66,690)	(1,344)	—	—	(134,737)
Unit-based compensation	239	—	—	—	—	—	239
Distributions to non-controlling interest	—	—	—	—	(23,191)	—	(23,191)
Balance at December 31, 2019	$851,624	$(60,286)	$(689,236)	$1,162	$136,966	$—	$240,230

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities	(in thousands of dollars)
Net income	$187,067	$165,676	$68,976
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,630	2,658	2,673
Deferred income taxes	—	—	453
Impairment and other, net	1,000	—	—
Non-cash expenses	288	177	233
Gain due to changes in fair value of allowance oil receivable	—	—	(25)
Gain from disposition of property, plant and equipment	—	—	(5)
Income from equity method investments	(116,747)	(94,361)	(17,916)
Distributions of earnings received from equity method investments	119,865	98,134	22,663
Changes in operating assets and liabilities
Accounts receivable	(1,782)	(425)	(11,015)
Allowance oil receivable	—	—	(1,570)
Prepaid expenses and other current assets	(484)	(3,297)	(1,406)
Accounts payable	(2,410)	854	2,872
Deferred revenues and credits	477	1,067	—
Other current liabilities	(572)	3,300	3,308
Net cash provided by operating activities	189,332	173,783	69,241
Cash flows from investing activities
Capital expenditures	(1,081)	(1,604)	(2,257)
Acquisitions from Parent	—	(87,230)	—
Distribution in excess of earnings from equity method investments	11,538	19,670	7,242
Proceeds from disposition of property, plant and equipment	—	—	5
Net cash provided by (used in) investing activities	10,457	(69,164)	4,990
Cash flows from financing activities
Net transfers to Parent – prior to the IPO	—	—	(37,830)
Proceeds from issuance of debt	—	468,000	15,000
Repayment of debt	—	(15,000)	—
Net proceeds from issuance of common units to public	—	—	814,658
Distribution of IPO proceeds to our Parent	—	(233)	(814,425)
Distributions of prorated fourth quarter joint venture dividends to prior owners	—	—	(9,427)
Acquisitions from Parent	—	(380,770)	—
Distributions to unitholders and general partner	(134,737)	(105,928)	—
Distributions to non-controlling interests	(23,191)	(46,412)	(9,513)
Net cash used in financing activities	(157,928)	(80,343)	(41,537)
Net change in cash and cash equivalents	41,861	24,276	32,694
Cash and cash equivalents at beginning of the year	56,970	32,694	—
Cash and cash equivalents at end of the year	$98,831	$56,970	$32,694
Supplemental cash flow information
Cash paid for interest	$16,440	$735	$—
Cash paid for lease liabilities	62	—	—
Non-cash investing and financing transactions:
Accrued capital expenditures	219	164	19
Contribution of equity method investments upon the IPO	—	—	499,988
Working capital and other balances retained by Parent upon the IPO	—	—	(9,879)
Environmental remediation obligations indemnification assets contributed by Parent upon IPO	—	—	4,365

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

Business

We are a master limited partnership formed by BP Pipelines, an indirect wholly owned subsidiary of BP, to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil, natural gas, refined products and diluent pipelines and refined product terminals serving as key infrastructure for BP and other customers to transport onshore crude oil production to BP’s Whiting Refinery and offshore crude oil and natural gas production to key refining markets and trading and distribution hubs. Certain of our assets deliver refined products and diluent from the Whiting Refinery and other U.S. supply hubs to major demand centers.

Our assets consist of the following:

•BP Two Pipeline Company, LLC, which owns the BP#2 crude oil pipeline system (“BP2”).
•BP River Rouge Pipeline Company, LLC, which owns the Whiting to River Rouge refined products pipeline system (“River Rouge”).
•BP D-B Pipeline Company, LLC, which owns the Diamondback diluent pipeline system (“Diamondback”). BP2, River Rouge, and Diamondback, together, are referred to as the "Wholly Owned Assets".
•A 28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.
•A 65% managing member interest in Mardi Gras Transportation System Company, LLC (“Mardi Gras”), which holds the following investments in joint ventures located in the Gulf of Mexico:
•A 56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),
•A 53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),
•A 65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,
•A 65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”).
•Together Endymion, Caesar, Cleopatra and Proteus, are referred to as the “Mardi Gras Joint Ventures.”
•A 22.7% ownership interest in Ursa Oil Pipeline Company, LLC ("Ursa").
•A 25% ownership interest in KM Phoenix Holdings, LLC ("KM Phoenix").

We generate the majority of our revenue by charging fees for the transportation of crude oil, refined products and diluent through our pipelines under agreements with minimum volume commitments. We do not engage in the marketing and trading of any commodities. All of our operations are conducted in the United States, and all our long-lived assets are located in the United States. Our operations consist of one reportable segment.

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

Prior to the IPO, our consolidated statements of operations also include expense allocations to the Predecessor for certain functions performed by our Parent on our behalf, including allocations of general corporate expenses related to finance, accounting, treasury, legal, information technology, human resources, shared services, government affairs, insurance, health, safety, security, employee benefits, incentives, severance and environmental functional support. The portion of expenses that are specifically identifiable to the Wholly Owned Assets are directly recorded to the Predecessor, with the remainder allocated on the basis of headcount, throughput volumes, miles of pipe and other measures. Our management believes the assumptions underlying the financial statements, including the assumptions regarding the allocation of general corporate expenses from our Parent, are reasonable. Nevertheless, the financial statements may not include all of the expenses that would have been incurred, had we been a stand-alone entity during the periods prior to the IPO and may not reflect our financial position, results of operations and cash flows, had we been a stand-alone entity during such periods. See Note 10 - Related Party Transactions.

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

All financial information presented for the periods after the IPO represents the consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•Our consolidated statements of operations and cash flows for the years ended December 31, 2019 and 2018 consist of the consolidated results of the Partnership. Our consolidated statements of operations and cash flows for the year ended December 31, 2017 consist of the consolidated results of the Partnership for the period from October 30, 2017 through December 31, 2017, and the combined results of the Predecessor for the period from January 1, 2017 through October 29, 2017.
•Our consolidated balance sheet at December 31, 2019 and 2018 consist of the consolidated balances of the Partnership.
•Our consolidated statement of changes in equity for the years ended December 31, 2019 and 2018 consist of the consolidated activities for the Partnership, and 2017 consists of both the combined activities for the Predecessor prior to October 30 2017, and the consolidated activities for the Partnership completed at and after the IPO on October 30, 2017.

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

We consolidate BP2, River Rouge and Diamondback, as we control these entities through 100% of the ownership interest. We control and consolidate Mardi Gras via an agreement between us and our Parent, under which we have the right to vote 100% of Mardi Gras' interests in each of the Mardi Gras Joint Ventures. We have determined that we are the primary beneficiary of Mardi Gras. See Note 17 - Variable Interest Entity for further discussion.

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
Equity Method Investments

We account for an investment under the equity method if we have the ability to exercise significant influence, but not control, over the investee. Under the equity method of accounting, the investment is recorded at its initial carrying value on the consolidated balance sheets and is adjusted for capital contributions, dividends received and our share of the investee’s earnings or losses, which is recorded as a component of Income from equity method investments on the consolidated statements of operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent valid claims against customers for services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. We establish provisions for losses on accounts receivable due from shippers if we determine that we will not collect all or part of the outstanding balance. Outstanding customer receivables are regularly reviewed for possible nonpayment indicators, and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. At December 31, 2019 and 2018, our allowance for doubtful account balances were zero.

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

Although the Wholly Owned Assets will be replaced as needed, the pipelines will continue to exist for an indefinite period of time. Therefore, there is uncertainty around the asset retirement settlement dates. As a result, we determined that there is not sufficient information to make a reasonable estimate of the asset retirement obligations for the Wholly Owned Assets, and we did not recognize any asset retirement obligations as of December 31, 2019 and 2018.

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

For additional information regarding our environmental matters, see Note 14 - Commitments and Contingencies.

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

Fair Value Estimates

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We categorize assets and liabilities measured at fair value into one of three levels depending on the ability to observe inputs employed in their measurement:

•Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2 inputs are inputs that are observable, either directly or indirectly, other than quoted prices included within level 1 for the asset or liability.
•Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or our assumptions about pricing by market participants.

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

Accounting Pronouncements Adopted in 2019

As of January 1, 2019, we adopted ASU 2016-02, “Leases” utilizing the modified retrospective approach. The adoption required the recognition of a lease liability and a corresponding lease asset for virtually all lease contracts. It also required additional disclosures about leasing arrangements. The adoption of ASC 842 resulted in the recognition of approximately $0.6 million in right-of-use assets and the same amount of lease liability on our balance sheet for the present value of the rights and obligations.

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
We also elected the practical expedient to not separate lease and non-lease components for all asset classes. However, we did not elect to apply the hindsight practical expedient; therefore, the non-exercised renewals were not included in the lease terms.

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

Immediately prior to the IPO, BP Pipelines contributed the following interests to the Partnership:

•100% ownership interest in the Wholly Owned Assets;
•28.5% ownership interest in Mars; and
•20% managing member interest in Mardi Gras, pursuant to which the Partnership has the right to vote Mardi Gras’ ownership interest in each of the Mardi Gras Joint Ventures.

In exchange for its contribution of such interests to the Partnership, BP Pipelines, through its wholly owned subsidiary, BP Midstream Partners Holdings LLC (“BP Holdco”), and through BP Holdco's wholly owned subsidiary, BP Midstream Partners GP LLC (the “General Partner”), received:

•4,581,177 common units and 52,375,535 subordinated units, representing an aggregate 54.4% limited partner interest;
•all of the non-economic general partner interest and our incentive distribution rights; and
•a cash distribution of $814.7 million, of which $814.4 million was paid as of December 31, 2017 and the remainder was paid as of December 31, 2018.

The Partnership received net proceeds of $814.7 million from the sale of 47,794,358 common units in the IPO, after deducting underwriting discounts and commissions, structuring fees and other offering expenses of $45.6 million. See Note 9 - Debt and Note 10 - Related Party Transactions for further discussion regarding agreements entered into in connection with the IPO.

Acquisition of Equity Interests

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines, we completed the acquisition of:

•(i) an additional 45.0% interest in Mardi Gras, from BP Pipelines,
•(ii) a 22.7% interest in Ursa, from BP Offshore, and
•(iii) a 25% interest in KM Phoenix, from BP Products.

These assets were acquired in exchange for aggregate consideration of $468 million funded with borrowings under our revolving credit facility. The purchase was accounted for as an acquisition of assets between entities under common control; as a result, we recognized the acquired assets at their historical carrying value. The consideration paid is reported in our consolidated statements of cash flows as $381 million in financing activities for the distributions to our Parent for the acquisition of the non-controlling interest in Mardi Gras and excess of the purchase price over the carrying value for other assets acquired and $87 million in investing activities for the remainder. For more details see the consolidated statements of cash flows.

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

Billings to BP Products for deficiency volumes under its minimum volume commitments, if any, are recorded as deferred revenue and credits, a contract liability, on our consolidated balance sheets, as BP Products has the right to make up the deficiency volumes within the measurement period specified by the agreements. Deferred revenue under these arrangements is recognized into revenue once it is deemed remote that the customer will meet its required annual minimum volume commitments. If the customer does satisfy its minimum volume commitment by shipping the deficiency volumes within the same calendar year, it may receive a refund of excess payments.

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

In the years ended December 31, 2019, 2018 and 2017, we recognized income of $10,312, $8,753 and $8,691, respectively, and a gain/(loss) due to changes in fair value of $0, $0 and $25, respectively, related to the FLA arrangements with our Parent.

The following table provides information about disaggregated revenue:

Disaggregation of Revenue

	Year Ended December 31,
Disaggregation of revenue	2019	2018
Transportation services revenue - third parties	$3,032	$2,828
Transportation services revenue - related parties	125,436	113,603
Total ASC 606 revenue	128,468	116,431
Other revenue	—	8
Total revenue	$128,468	$116,439

The following table includes estimated revenue associated with contractual minimum volume commitments excluding revenue from fixed loss allowance, based on the practical expedient that we elected to apply as the sales price is based on index-based pricing or variable volume attributes. The fixed portion of our existing customer contracts are summarized in the future performance obligations as of December 31, 2019. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

Future Performance Obligations

Unfulfilled performance obligations	As of December 31, 2019
2020	$115,292
2021	1,660
Total	$116,952

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

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities (in thousands):

	As of December 31,
Contract balances	2019	2018
Receivables from contracts with customers - third parties	$626	$325
Receivables from contracts with customers - related parties	11,251	9,611
Deferred revenue and credits - related parties	1,544	1,067

Deferred revenue and credits on our consolidated balance sheets as of December 31, 2019 and 2018 were credited to customers' invoices in January 2020 and January 2019, respectively.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
5. Leases

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

Amounts recognized in the accompanying condensed consolidated balance sheet are as follows:

Lease activity	Balance sheet location	December 31, 2019
ROU assets	Other assets	$469
Current lease liability	Other current liabilities	60
Long-term lease liability	Other liabilities	417

As of December 31, 2019, the weighted average discount rate of our leases was 4.37% and the weighted average remaining lease term was 15.4 years.

The undiscounted future minimum lease payments as of December 31, 2019 and 2018 are presented in the table below:

	Post-adoption ASC 842	Pre-adoption ASC 842
	December 31, 2019	December 31, 2018
2019	$—	$62
2020	63	63
2021	32	32
2022	33	33
2023	34	34
2024	35	35
Thereafter	479	479
Total	$676	$738

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
6. Equity Method Investments

We account for our ownership interests in Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures using the equity method for financial reporting purposes. Our financial results include our proportionate share of the net income of Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures, which is reflected in Income from equity method investments on the consolidated statements of operations. We did not record any impairment loss on our equity method investments during the years ended 2019, 2018 or 2017.

The table below summarizes the balances and activities related to each of our equity method investments ("EMI") that we recorded for the years ended December 31, 2019, 2018 and 2017:

	2019
	Percentage ownership at year end	Distributions received	Income from EMI	Carrying value at year end
Mars	28.5%	$(53,412)	$51,153	$56,884
Caesar(1)	56.0%	(19,488)	17,492	117,394
Cleopatra(1)	53.0%	(10,971)	9,014	117,593
Proteus(1)	65.0%	(19,032)	13,034	75,334
Endymion(1)	65.0%	(16,770)	15,270	81,011
Others(2)	Various	(11,730)	10,784	86,167
Total Equity Investments		$(131,403)	$116,747	$534,383

	2018
	Percentage ownership at year end	Cumulative effect of accounting change(3)	Distributions received	Income from EMI	Carrying value at year end
Mars	28.5%	$(2,746)	$(47,538)	$43,866	$59,143
Caesar(1)	56.0%	—	(20,957)	16,761	119,390
Cleopatra(1)	53.0%	—	(10,494)	6,532	119,550
Proteus(1)	65.0%	—	(18,135)	12,323	81,332
Endymion(1)	65.0%	—	(18,005)	12,320	82,511
Others(2)	Various	—	(2,675)	2,559	87,113
Total Equity Investments		$(2,746)	$(117,804)	$94,361	$549,039

	2017
	Percentage ownership at year end	Distributions received	Income from EMI	Carrying value at year end
Mars	28.5%	$(12,540)	$7,793	$65,561
Caesar(1)	56.0%	(5,880)	3,344	123,586
Cleopatra(1)	53.0%	(2,385)	1,112	123,512
Proteus(1)	65.0%	(4,030)	2,100	87,144
Endymion(1)	65.0%	(5,070)	3,567	88,196
Total Equity Investments		$(29,905)	$17,916	$487,999

(1)These investments are held by our investment in Mardi Gras which increased to 65% from 20% on October 1, 2018. See Note 3 - Acquisitions for further detail.
(2)Includes ownership interest in Ursa (22.7%) and KM Phoenix (25%) acquired on October 1, 2018.
(3)The financial results of Mars reflect the adoption of Topic 606 on January 1, 2018 under the modified retrospective transition method through a cumulative adjustment to equity. Our cumulative effect impact from this accounting change to our Mars investment was $(2,746), offset to equity. The Mardi Gras Joint Ventures and Ursa adopted this ASU on January 1, 2019, and there was no cumulative effect impact from the adoption. KM Phoenix adopted Topic 606 on January 1, 2018, and there was no cumulative effect impact from the adoption.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
The following tables present aggregated selected balance sheet and income statement data for our equity method investments on a 100% basis for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018:

	For the Year Ended December 31,			For the Period from
	2019(1)	2018(1)	2017	October 30, 2017 to December 31, 2017
Statement of operations
Revenue	$560,485	$470,802	$391,301	$65,075
Operating expenses	246,014	200,901	129,405	21,386
Net income	317,172	270,356	262,345	44,131

(1) Amounts for the years ended December 31, 2019 and 2018 include Ursa and KM Phoenix for the entire year.

	As of December 31,
Balance Sheets	2019	2018
Current assets	128,696	123,408
Non current assets	1,630,688	1,646,324
Current liabilities	49,641	35,791
Non current liabilities	492,969	486,634
Equity	1,216,773	1,247,307

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2019	2018
Land	$155	$155
ROW assets	1,380	1,380
Buildings and improvements	6,940	12,032
Pipelines and equipment	94,435	93,617
Other	514	509
Construction in progress	559	277
Property, plant and equipment	103,983	107,970
Less: Accumulated depreciation	(41,290)	(39,390)
Property, plant and equipment, net	$62,693	$68,580

During the year ended December 31, 2019, an impairment charge of $4.4 million, before insurance recoveries, was recorded under "Impairment and other, net" on our consolidated statements of operations. See Note 14 - Commitments and Contingencies.

There were no impairments on our property, plant and equipment for the years ended December 31, 2018 or 2017.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
8. Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2019	2018
Current portion of environmental remediation obligation	$637	$629
Current portion of lease liabilities	60	—
Accrued interest payable - related parties	4,200	4,155
Accrued liabilities	1,702	2,116
Other current liabilities	$6,599	$6,900

9. Debt

On October 30, 2017, the Partnership entered into a $600.0 million unsecured revolving credit facility agreement (the “credit facility”) with an affiliate of BP. The credit facility terminates on October 30, 2022 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA (as defined in the credit facility), not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of the Partnership's General Partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause the Partnership's leverage ratio to exceed 4.5 to 1.0. As of December 31, 2019, the Partnership was in compliance with the covenants contained in the credit facility.

The credit facility also contains customary events of default, such as (i) nonpayment of principal when due, (ii) nonpayment of interest, fees or other amounts, (iii) breach of covenants, (iv) misrepresentation, (v) cross-payment default and cross-acceleration (in each case, to indebtedness in excess of $75.0 million) and (vi) insolvency. Additionally, the credit facility limits our ability to, among other things: (i) incur or guarantee additional debt, (ii) redeem or repurchase units or make distributions under certain circumstances; and (iii) incur certain liens or permit them to exist. Indebtedness under this facility bears interest at the 3-month LIBOR plus 0.85%. Once a request to borrow is completed, our interest rate is fixed through the maturity date of the borrowing, typically six months. The weighted average interest rate for the credit facility was 3.25% at December 31, 2019 and 2018. This facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20%. There is no debt issuance cost associated with the credit facility.

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

On February 20, 2019, we entered into a Credit Facility Waiver Agreement (“First Waiver Agreement”) whereby the lender waived certain terms on our outstanding $468.0 million borrowings. The original loan repayment date of March 29, 2019 was waived and amended and modified to April 1, 2020.

On May 3, 2019, we entered into a Second Credit Facility Waiver Agreement (“Second Waiver Agreement”) whereby the lender waived certain terms on our outstanding $468.0 million borrowings. The amended loan repayment date of April 1, 2020 was waived and amended and modified to November 30, 2020. Accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on November 30, 2020. All other terms of the credit facility remain the same.

On February 24, 2020, we entered into a $468.0 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. Proceeds will be used to repay outstanding borrowings under our credit facility. The term loan has a final repayment date of February 24, 2025 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
indebtedness under both the term loan and credit facility shall not exceed $600.0 million. All other terms of the credit facility remain the same.

Pursuant to the issuance of the term loan, we have classified the $468.0 million outstanding as Long-term debt on our consolidated balance sheet at December 31, 2019. Pursuant to the First Waiver Agreement, we had classified the $468.0 million outstanding as Long-term debt on our consolidated balance sheet at December 31, 2018.

For the years ended December 31, 2019, 2018 and 2017, interest and fees incurred were $16.5 million, $4.8 million and $0.2 million, respectively. There was $468.0 million outstanding borrowings under the credit facility at December 31, 2019 and 2018.

10. Related Party Transactions

Related party transactions include transactions with our Parent and our Parent’s affiliates, including those entities in which our Parent has an ownership interest but does not have control. In addition to the fixed loss allowance arrangements discussed in Note 4 - Revenue Recognition and the credit facilities in Note 9 - Debt, we have entered into the following transactions with our related parties:

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

Effective July 1, 2017, we entered into a throughput and deficiency agreement with BP Products for transporting diluent on the Diamondback pipeline under two throughput and deficiency agreements and a dedication agreement. The dedication agreement and one throughput and deficiency agreement will renew in June 2020 pursuant to their terms for one additional year. The parties have the option to allow the two agreements to renew annually for one additional year by not sending written notice of termination six months prior to the expiration date.

We entered into additional throughput and deficiency agreements with BP Products for each of our three wholly owned pipeline systems: BP2, River Rouge and Diamondback. Under these fee-based agreements, we provide transportation services to BP Products, in exchange for BP Products’ commitment to pay us the applicable tariff rates for the minimum monthly volumes, whether or not such volumes are physically shipped by BP Products through our pipelines. BP Products is allowed to make up for the monthly deficiency within the same calendar year during the initial term ending December 31, 2020. Adjustment to the monthly deficiency payments remitted to us by BP Products, if any, is determined at the end of each calendar

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
year based on the actual volume transported during such period. These agreements do not have renewal terms and will expire on December 31, 2020. The Partnership is reviewing its options with respect to these agreements.

Our revenue from related parties was $125,436, $113,603 and $105,947 for the years ended December 31, 2019, 2018 and 2017, respectively.

We recognized $5,572, $7,973 and $787 of deficiency revenue under the throughput and deficiency agreements with BP Products for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, there was $1,544 and $1,067, respectively, of deferred revenue and credits recorded in relation to these agreements.

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

During the Predecessor period from January 1, 2017 through October 29, 2017, we were allocated operating and indirect general corporate expenses incurred by our Parent. These allocated expenses related primarily to insurance and the wages and benefits of our Parent’s employees that support our operations. Expenses incurred by our Parent on our behalf have been allocated to us on the basis of direct usage when identifiable. Costs incurred by our Parent that could not be determined to relate to us by specific identification were allocated to us primarily on the basis of headcount, throughput volumes, miles of pipe and other measures. The expense allocations were determined on a basis that both we and our Parent consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. The allocations may not, however, fully reflect the expenses we would have incurred as a separate, publicly traded company for the periods presented.

We paid our Parent an annual fee of $13.6 million and $13.3 million in 2019 and 2018, respectively, under the omnibus agreement. The annual fee was adjusted to $15.2 million per year, payable in equal monthly installments, beginning on January 1, 2020.

Our general partner may adjust the administrative fee to reflect, among others, any change in the level or complexity of our operations, a change in the scope or cost of services provided to us, inflation or a change in law or other regulatory requirements, the contribution, acquisition or disposition of our assets or any material change in our operation activities.

We also reimburse our Parent for personnel and other costs related to the direct operation, management and maintenance of the assets and services and certain direct or allocated costs and expenses incurred by our Parent or its affiliates on our behalf pursuant to the terms in the omnibus agreement.

During the years ended December 31, 2019, 2018 and 2017, we recorded the following amounts for related party expenses, which also included the expenses related to pension and retirement savings plans and share-based compensation discussed below:

				Partnership	Predecessor
	Years Ended December 31,			October 30, 2017 - December 31, 2017	January 1, 2017 - October 29, 2017
	2019	2018	2017
Operating expenses—related parties	$5,813	$5,006	$7,073	$731	$6,342
Maintenance expenses—related parties	268	97	461	79	382
General and administrative—related parties	14,124	14,072	6,670	2,357	4,313
Total operating, maintenance, and general corporate costs—related parties	$20,205	$19,175	$14,204	$3,167	$11,037

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

Certain employees of our Parent supporting our operations were historically granted these types of awards. Prior to the IPO, these share-based compensation costs were allocated to us as part of the cost allocations from our Parent. These costs were $214 for the year ended December 31, 2017, recorded in General and administrative – related parties on the consolidated statements of operations.

After the IPO, the share-based compensation related to the employees of our Parent who provide services to us is charged to the Partnership pursuant to the terms of the omnibus agreement. The Partnership also issued its own unit-based compensation under our long-term incentive plan. See Note 16 - Unit-Based Compensation.

Non-controlling Interests

Non-controlling interests consist of the 35% ownership interest in Mardi Gras held by our Parent at December 31, 2019 and 2018 compared to the 80% ownership interest held before completion of the acquisition on October 1, 2018.

Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on our consolidated balance sheets and Net income attributable to non-controlling interests on our consolidated statements of operations.

11. Distributions and Net Income Per Unit

The following table details the distributions declared and/or paid for the periods presented:

Three Months Ended	Date Paid or to be Paid	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit
December 31, 2017*	February 15, 2018	$—	$9,415	$9,415	$18,830	$0.1798
March 31, 2018	May 15, 2018	—	14,010	14,011	28,021	0.2675
June 30, 2018	August 15, 2018	—	14,272	14,271	28,543	0.2725
September 30, 2018	November 15, 2018	—	15,268	15,268	30,536	0.2915
December 31, 2018	February 14, 2019	—	15,794	15,791	31,585	0.3015
March 31, 2019	May 15, 2019	198	16,375	16,373	32,946	0.3126
June 30, 2019	August 14, 2019	403	16,958	16,954	34,315	0.3237
September 30, 2019	November 14, 2019	743	17,576	17,572	35,891	0.3355
December 31, 2019	February 13, 2020	1,162	18,205	18,200	37,567	0.3475

* For the period subsequent to IPO Oct 30, 2017 – Dec 31, 2017, prorated from minimum quarterly distribution amount of $0.2625 / unit.

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

In addition to the common and subordinated units, the Partnership also identified the incentive distribution rights ("IDRs") currently held by the General Partner as a participating security and uses the two-class method when calculating the net income per unit that is based on the weighted-average number of common units outstanding during the period.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the General Partner and limited partners for that reporting period. The following tables show the allocation of net income to arrive at net income per unit for the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
	2019	2018	2017*
Net income attributable to the Partnership	$167,884	$133,057	$21,775
Less:
Incentive distribution rights currently held by the General Partner	2,506	—	—
Limited partners' distribution declared on common units	69,114	59,344	9,415
Limited partners' distribution declared on subordinated units	69,099	59,341	9,415
Net income attributable to the Partnership in excess of distributions	$27,165	$14,372	$2,945

* Represents the period from October 30, 2017 through December 31, 2017

	For the year ended December 31, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
	(in thousands of dollars, unless otherwise indicated)
Distributions declared	$2,506	$69,114	$69,099	$140,719
Net income attributable to the Partnership in excess of distributions	—	13,583	13,582	27,165
Net income attributable to the Partnership	$2,506	$82,697	$82,681	$167,884
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$1.58	$1.58

	For the year ended December 31, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
	(in thousands of dollars, unless otherwise indicated)
Distributions declared	$—	$59,344	$59,341	$118,685
Net income attributable to the Partnership in excess of distributions	—	7,186	7,186	14,372
Net income attributable to the Partnership	$—	$66,530	$66,527	$133,057
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$1.27	$1.27

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

	October 30, 2017 - December 31, 2017
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
	(in thousands of dollars, unless otherwise indicated)
Distributions declared	$—	$9,415	$9,415	$18,830
Net income attributable to the Partnership in excess of distributions	—	1,473	1,472	2,945
Net income attributable to the Partnership	$—	$10,888	$10,887	$21,775
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.21	$0.21

12. Fair Value Measurements

The carrying amounts of our accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature.
The carrying value of borrowings under our revolving credit facility as of December 31, 2019 and 2018 approximate fair value as the interest rates are reflective of market rates.

13. Income Taxes

Prior to our IPO, the Predecessor was a part of BPA and was included in the income tax returns of BPA. Our tax provision prior to the IPO was prepared on a separate return basis, as if the Predecessor was a separate group of companies under common ownership. Our operations were filed on a consolidated basis for U.S. federal tax purposes. Income taxes paid during the Predecessor periods were not reflected in a supplemental disclosure on the consolidated statements of cash flows as the Predecessor, which was derived from the assets within BPA, did not historically remit federal or state tax payments on a standalone basis.

BP Midstream Partners LP is not a taxable entity for U.S. federal and state income tax purposes. Taxes on our net income are generally borne by our partners through the allocation of taxable income. The financial statements, therefore, do not include a provision for income tax after the IPO.

The following table reflects the components of income tax expense for the period from January 1, 2017 through October 29, 2017:

January 1 - October 29
2017
Current tax expense:
U.S. federal	$20,890
U.S. state	3,975
Total current tax expense	24,865
Deferred tax expense:
U.S. federal	381
U.S. state	72
Total deferred tax expense	453
Total income tax expense	$25,318

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to the pre-tax income for the period from January 1, 2017 through October 29, 2017 as a result of the following:

	January 1 - October 29
	2017
Statutory U.S. federal income taxes / rate	$22,685	35.0%
State income taxes, net of federal benefit	2,633	4.1%
Total income taxes / effective tax rates	$25,318	39.1%

For the periods prior to the IPO, we expected to realize our deferred tax assets through the reversal of existing taxable temporary differences and future taxable income. Therefore, a valuation allowance was not established against any deferred tax assets. We considered the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of October 29, 2017, we had $6,312 net deferred tax liabilities. These deferred tax liabilities, along with working capital and other balances were not contributed to the Partnership. The account retained by our Parent is reflected as an equity distribution.

We did not record a liability for uncertain tax positions as of October 29, 2017. There were no reductions to the balances for settlements with tax authorities or expiration of statutory limitations.

As of December 31, 2019, the IRS was in the process of auditing the U.S. consolidated returns of BPA for 2014 through 2016. BPA is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014.

14. Commitments and Contingencies

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

Indemnification

Under our omnibus agreement, our Parent will indemnify us for certain environmental liabilities, litigation and other matters attributable to the ownership or operation of our assets prior to our ownership. For the purposes of determining the indemnified amount of any loss suffered or incurred by the Partnership, the Partnership’s ownership of 28.5% in Mars and 65% in Mardi Gras, and Mardi Gras’ 56% ownership in Caesar, 53% ownership in Cleopatra, 65% ownership in Endymion and 65% ownership in Proteus will be considered. Indemnification for certain identified environmental liabilities is subject to a cap of $25.0 million without any deductible. Other matters covered by the omnibus agreement are subject to a cap of $15.0 million and an aggregate deductible of $0.5 million before we are entitled to indemnification. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the IPO and that are identified before the third anniversary of the closing of the IPO.

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

We accrued $3,676 and $3,853 for environmental liabilities at December 31, 2019 and 2018, respectively. These balances are broken down on the consolidated balance sheets as follows:

		December 31,
	Balance sheet location	2019	2018
Current portion of environmental remediation obligations	Other current liabilities	$637	$629
Long-term portion of environmental remediation obligations	Other liabilities	3,039	3,224
Total		$3,676	$3,853

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets of $3,676 and $3,853 on the consolidated balance sheet as of December 31, 2019, and 2018, respectively. These balances are broken down on the consolidated balance sheets as follows:

		December 31,
	Balance sheet location	2019	2018
Current portion of indemnification assets	Other current assets	$637	$629
Non-current portion of indemnification assets	Other assets	3,039	3,224
Total		$3,676	$3,853
Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management has performed an evaluation of the assets and determined that an impairment is required. A charge of $4.4 million for the impairment was recorded under "Impairment and other, net" on our consolidated statements of operations for the year ended December 31, 2019. In addition, we incurred $1.6 million as a response expense for the year ended December 31, 2019. Our assets are insured with a deductible of $1.0 million per incident. We have accrued an offsetting insurance receivable of $5.0 million resulting in a net charge of $1.0 million to "Impairment and other, net" for the year ended December 31, 2019. The insurance receivable is recorded as $4.3 million under "Other current assets" and $0.7 million under "Other assets" on our consolidated balance sheet as of December 31, 2019.

Commitments

We hold easements or rights-of-way ("ROWs") arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems.

We incurred ROWs expenses, operating lease expenses and service contract expenses of $154, $162 and $104 for the years ended December 31, 2019, 2018 and 2017, respectively. Such amounts are included in Operating expenses – third parties on the consolidated statements of operations.

These ROWs are not within the scope of ASC 842 based on the optional transition guidance utilized upon adoption of ASC 842. At December 31, 2019, our future minimum commitment for contracts in excess of one year is as follows:

	Total	2020	2021	2022	2023	2024	Thereafter
Rights-of-way	$3,036	$78	$78	$78	$78	$78	$2,646
Total	$3,036	$78	$78	$78	$78	$78	$2,646

15. Transactions with Major Customers and Concentration of Credit Risk

Our Parent accounted for 97.6% of our total revenues for both the years ended December 31, 2019 and 2018, and 98.0% for the year ended December 31, 2017. We are potentially exposed to concentration of credit risk primarily through our accounts

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
receivable from our Parent for the pipeline transportation services that we provide. These receivables have payment terms of 30 days or less. We have no history of collectability issues with our Parent.

We have a concentration of trade receivables due from customers in the oil and gas industry, which may impact our overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory and other factors. We manage our exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. As of December 31, 2019 and 2018, there were no such arrangements.

We have concentrated credit risk for cash by maintaining deposits with an affiliate of BP and a major bank. Amounts on deposit in the major bank may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). We monitor the financial health of the affiliate and major bank and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. At December 31, 2019 and 2018, we had $98,581 and $56,720 in cash and cash equivalents in excess of FDIC limits, respectively.

16. Unit-Based Compensation

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

Unit-Based Awards under the LTIP

Phantom units vest on the first anniversary of the date of grant. As a part of the phantom unit awards, the grantees will also receive distribution equivalent rights that entitle them, prior to vesting, with distributions for the same amounts that are distributed to the common unit holders. Distribution equivalent rights accrue in the form of either cash or additional phantom units. These phantom units do not convey voting rights.

The following is a summary of phantom unit award activities of the Partnership’s common units from 2017 to 2019:

	Phantom Units
	Number of Units	Weighted Average Grant Date Fair Value per Unit (in dollars)	Aggregate Fair Value (in thousands)
Outstanding at October 30, 2017	—	—
Granted	8,468	17.48	$148
Vested	—	—
Outstanding at December 31, 2017	8,468	17.48
Granted	3,737	20.07	$75
Vested	(8,468)	17.48
Outstanding at December 31, 2018	3,737	20.07
Granted	15,227	16.64	$253
Vested	(3,737)	20.07
Outstanding at December 31, 2019	15,227	16.64

Total compensation expense recognized for phantom unit awards were $239, $177 and $19 for 2019, 2018 and 2017, respectively. These amounts are included in General and administrative – related parties on the consolidated statements of operations. The unrecognized compensation cost related to phantom unit awards was $41 at December 31, 2019, which is

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
expected to be recognized over a weighted average period of 0.2 years. There were no forfeitures in the years ended December 31, 2019, 2018 and 2017.

17. Variable Interest Entity

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

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at December 31, 2019 and 2018. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

The financial position of Mardi Gras as of December 31, 2019 and 2018 and its financial performance and cash flows for each of the three years ended December 31, 2019, 2018 and 2017, as reflected in our consolidated financial statements, are as follows:

	As of December 31,
	2019	2018
Balance sheet
Equity method investments	$391,332	$402,783
Non-controlling interests	136,966	140,974

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	October 30, 2017 - December 31, 2017
Statement of operations
Income from equity method investments	$54,810	$47,936	$10,123
Less: Net income attributable to non-controlling interests	19,183	32,619	8,099
Net impact on Net income attributable to the Partnership	$35,627	$15,317	$2,024

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	October 30, 2017 - December 31, 2017
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$54,810	$47,936	$10,123
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	11,451	19,655	7,242
Cash flows from financing activities
Distributions of prorated fourth quarter joint venture dividends to prior owners	—	—	(5,474)
Distributions to non-controlling interests	(23,191)	(46,412)	(9,513)
Cash flows used in financing activities	(23,191)	(46,412)	(14,987)
Net change on BPMP's cash and cash equivalents	$43,070	$21,179	$2,378

18. Subsequent Events

We have evaluated subsequent events through the issuance of these consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the items noted below, that require recognition or disclosure in the consolidated financial statements.

Distribution

On February 13, 2020, we paid a cash distribution of $0.3475 per limited partner unit to unitholders of record on January 30, 2020, for the period from October 1 through December 31, 2019. The total distribution paid was $37.6 million, with $16.6 million distributed to our non-affiliated common unitholders and $21.0 million, including $1.2 million for IDRs, distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

Credit Agreements

On February 24, 2020, we entered into a $468.0 million term loan with an affiliate of BP. Proceeds will be used to repay outstanding borrowings under our credit facility. The term loan has a final repayment date of February 24, 2025 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600.0 million. All other terms of the credit facility remain the same.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, unless otherwise indicated)
19. Selected Quarterly Financial Data (Unaudited)

(in thousands of dollars, except for per unit data)	Total Revenues	Income before Income Taxes	Net Income	Net Income Attributable to Partnership	Limited Partners' Interest in Net Income Attributable to Partnership	Net Income per Common Unit – Basic and Diluted (in dollars)
2019
First	$30,241	$40,619	$40,619	$37,153	$36,955	$0.35
Second	28,600	42,195	42,195	37,331	36,928	0.35
Third	34,561	50,393	50,393	45,754	45,011	0.43
Fourth	35,066	53,860	53,860	47,646	46,484	0.45

2018
First	$26,619	$40,708	$40,708	$30,539	$30,539	$0.29
Second	28,935	40,192	40,192	30,470	30,470	0.29
Third	32,074	43,491	43,491	35,219	35,219	0.34
Fourth	28,811	41,285	41,285	36,829	36,829	0.35

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2019, the management of our general partner used the criteria established in the UK Financial Reporting Council’s Guidance on Risk Management, Internal Control and Related Financial and Business Reporting. As a result of this assessment and based on the criteria in the UK Financial Reporting Council’s Guidance, management of our general partner has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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
Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BP Midstream Partners LP and subsidiaries (the “Partnership”) as of December 31, 2019, based on criteria established in the UK Financial Reporting Council's Guidance on Risk Management, Internal Control and Related Financial and Business Reporting. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the UK Financial Reporting Council's Guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Partnership and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2020

Item 9B. OTHER INFORMATION

Credit Agreement and Term Loan Agreement

As described elsewhere in this annual report, on February 24, 2020, BP Midstream Partners LP (the "Partnership") entered into an Term Loan Facility Agreement ("term loan") by and among the Partnership and North America Funding Company (the “Lender”), which provides for an unsecured term loan facility commitment in the aggregate principal amount of $468,000,000. On the same date, the Partnership also entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and Short Term Credit Facility Agreement (“credit facility”) shall not exceed $600,000,000. All other terms of the credit facility remain the same.

The proceeds of the term loan will be used by the Partnership to refinance the outstanding borrowings under the credit facility. Funds may be borrowed, repaid and reborrowed under the term loan until February 24, 2025, at which time all amounts borrowed must be repaid. Loans under the term loan will bear interest at a floating rate per annum rate equal to the 3-month London interbank offered rate, plus a margin of 0.73%. Interest payments will be due the twenty-fifth (25th) day of April, July, October and January in each year.

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

Name	Age(1)	Position with BP Midstream Partners GP LLC
Robert P. Zinsmeister	62	Director, Chief Executive Officer
Craig W. Coburn	55	Director, Chief Financial Officer
Gerald J. Maret	62	Chief Operating Officer
Derek Rush(2)	48	Chief Development Officer
Hans F. Boas	54	Chief Legal Counsel and Secretary
J. Douglas Sparkman	62	Director, Chairman of the Board of Directors
Brian D. Smith	52	Director
Clive Christison	48	Director
Walter Clements	60	Independent Director
Robert Malone	67	Independent Director
Michele F. Joy	64	Independent Director

(1)On February 27, 2020.
(2)Mr. Rush was appointed to the position of Chief Development Officer, effective August 6, 2019.

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

Derek Rush was appointed Chief Development Officer of our general partner in August 2019. Since August 2018, Mr. Rush has served as Head of Finance for BP US Pipelines and Logistics and as a Director for BP Pipelines. From July 2015 to July

2018, Mr. Rush served as Head of Control for BP Downstream, and from April 2013 to July 2015 served as Vice President of BP-Husky Refining LLC. Prior to that, Mr. Rush held a variety of financial and commercial roles in BP. He joined BP in 2005 from PricewaterhouseCoopers, where he was a Director in the financial advisory practice. Mr. Rush has a BS in Biology from the University of Illinois at Urbana-Champaign and a MS in Accountancy from Illinois State University.

Hans F. Boas was appointed as the Chief Legal Counsel and Secretary of our general partner in September 2017. Since February 2017, Mr. Boas has served as Managing Counsel of BP America, Inc., supporting BP’s Treasury functions in the US. From July 2009 to January, 2017, Mr. Boas served as Senior Counsel of BP America, supporting Treasury functions in Houston, Texas. Mr. Boas has over 17 years of experience in the oil and gas industry. Mr. Boas has a BBA, Finance from Texas A&M University and a JD from University of Houston Law Center.

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

Brian D. Smith became a member of the board of directors of our general partner in September 2017. Since January 2019, Mr. Smith has served as Vice President, Commercial Funding (Downstream & Integrated Supply and Trading), BP Treasury. Mr. Smith has served in multiple management roles, including Vice President, Structured Finance – Western Hemisphere, Head of Developments Finance, Gulf of Mexico and Planning and Strategy Manager, North American Gas. Mr. Smith has over 25 years of oil and gas industry experience, primarily with ARCO and BP. Mr. Smith received a BS, Foreign Service from Georgetown University and an MBA from University of California at Los Angeles. We believe that Mr. Smith’s significant experience in finance and treasury makes him qualified to serve as a member of the board of directors of our general partner.

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

Walter Clements became an independent member of our board of directors, effective upon our listing on the NYSE. Effective January 2019, Mr. Clements was named Associate Dean of Executive Education at University of Notre Dame’s Mendoza College of Business in addition to his role as Teaching Professor of Finance at the college where he has served since August 2012. Previously, from August 2010 to July 2012, Mr. Clements served as a Visiting Lecturer of Finance at Indiana University. Additionally, Mr. Clements currently consults for new ventures and has 28 years of experience in the energy industry. Mr. Clements has an undergraduate degree in Accounting from Indiana University, an MBA from the University of Chicago, and is a Certified Public Accountant. We believe that Mr. Clements’ extensive experience in finance makes him qualified to serve as a member of the board of directors of our general partner.

Robert Malone became an independent member of our board of directors in November 2017. He has served as the Executive Chairman, President and CEO of First Sonora Bancshares, Inc. (a privately-held bank holding company), the holding company for The First National Bank of Sonora (dba Sonora Bank) since 2014. Mr. Malone has also served as the Chairman, President and Chief Executive Officer of Sonora Bank since 2014. He joined First Sonora Bancshares and Sonora Bank in October 2009 as President and Chief Executive Officer. He joined Community Banking following a 35 year career with BP. Prior to his retirement he was an Executive Vice President of BP p.l.c., Chairman and President of BP America and a member of BP's London based Executive Management team that guided the worldwide operations of BP. Mr. Malone has served in a variety of operating, engineering and executive roles with BP's subsidiary companies and he also served as President, CEO and COO of Alyeska Pipeline Service Company, operator of the Trans Alaska Oil Pipeline and as the Chief Executive of the London based BP Shipping Ltd. Mr. Malone currently serves as an independent director of the Halliburton Company, Peabody Energy Company and Teledyne Technologies Incorporated. Mr. Malone earned a BS in Metallurgical Engineering from the University of Texas at El Paso, and was an Alfred P. Sloan Fellow at the Massachusetts Institute of Technology where he received a Master of Science in Management. We believe that Mr. Malone's extensive experience in finance makes him qualified to serve as a member of the board of directors of our general partner.

Michele F. Joy became an independent member of our board of directors in May 2018. She has served as Vice President, Regulatory and Major Projects of the general partner of Shell Midstream Partners ("SHLX") from 2014 to 2017, when she resigned and retired from Shell. From April 2012, Ms. Joy also served as Vice President, SPLC and General Manager of Major Projects and Regulatory for Shell Oil Company. Ms. Joy split her time between her roles at SPLC and time devoted to SHLX’s business and affairs. She was responsible for SPLC and SHLX planning and long-term growth, as well as regulatory compliance. Ms. Joy joined SPLC in 2006 as Director of Joint Interests. From 2008 to 2012, she was General Manager, Business Development for SPLC during a period of significant growth. She has also served as a Shell representative on a number of joint ventures, including Colonial, LOOP LLC, Poseidon Pipeline Company LLC and Explorer Pipeline Company. Ms. Joy was a member of the Department of Transportation’s Hazardous Liquid Pipeline Safety Advisory Committee and the Association of Oil Pipeline’s Economic Regulatory Committee until her retirement. Prior to joining Shell, Ms. Joy served as the General Counsel for the Association of Oil Pipe Lines from 1991 to 2006. In that role, she was involved in the industry’s and regulators’ joint work to simplify economic regulation at the FERC; improve pipeline safety at DOT (including pipeline integrity and the elimination of outside force damage); and support the EPA’s environmental improvements such as ultra-low sulfur diesel implementation. Ms. Joy also served five years as an adjunct professor at Northwestern University’s Transportation Institute and spent eight years in private practice focusing on gas and electric regulation and international law. Ms. Joy earned a Bachelor of Arts from Carleton College and a Juris Doctor from American University. We believe that Ms. Joy's extensive experience in finance makes her qualified to serve as a member of the board of directors of our general partner.

Director Independence

As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from the NYSE corporate governance requirements, including:

•the requirement that a majority of the board of directors of our general partner consist of independent directors;
•the requirement that the board of directors of our general partner have a nominating/corporate governance committee that is composed entirely of independent directors; and,
•the requirement that the board of directors of our general partner have a compensation committee that is composed entirely of independent directors.

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

Item 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Compensation Discussion and Analysis

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

Summary Compensation Table

The following summarizes the total compensation paid to our executive officers by BPMP for their services in relation to our business in 2019, 2018 and 2017.

Name and Principal Position(1)	Year	Salary	Stock Awards	Bonus	Stock Options	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert P. Zinsmeister, Chief Executive Officer and Director	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
Craig W. Coburn, Chief Financial Officer and Director	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
Gerald J. Maret, Chief Operating Officer	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—
Derek Rush, Chief Development Officer(2)	2019	—	—	—	—	—	—	—	—
Hans F. Boas, Chief Legal Counsel and Secretary	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—	—

(1)Messrs. Zinsmeister, Coburn, Maret, Rush and Boas devote a portion of their overall working time to our business. Except for the fixed administrative fee we paid to BP Pipelines under the omnibus agreement, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2019, 2018 or 2017.
(2)Mr. Rush was appointed to the position of Chief Development Officer, effective August 6, 2019.

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

Share-Based Compensation

The incentive compensation programs in which our named executive officers participate primarily consist of share awards, restricted share awards or cash awards (any of which may be a performance award). Conditional awards of BP shares are made under the terms of the Share Value Plan on a selective basis to senior personnel each year. The extent to which the awards vest is determined over a three-year performance period. The award is based on the business performance of BP plus an adjustment using an individual performance factor. All shares that vest are increased by an amount equal to the notional dividends accrued on those shares during the period from the award date to the vesting date. None of the awards result in beneficial ownership until the shares are delivered. Shares are awarded subject to a three-year vesting period.

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

Outstanding Equity Awards at Fiscal Year End Table

The following summarizes the outstanding equity awards granted by us at 2019 fiscal year end.

	Option awards					Stock awards
Name	Number of Securities of Underlying Unexercised Options (#) Exercisable	Number of Securities of Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Robert P. Zinsmeister	—	—	—	—	—	—	—	—	—
Craig W. Coburn	—	—	—	—	—	—	—	—	—
Gerald J. Maret	—	—	—	—	—	—	—	—	—
Derek Rush(1)	—	—	—	—	—	—	—	—	—
Hans F. Boas	—	—	—	—	—	—	—	—	—

(1)Mr. Rush was appointed to the position of Chief Development Officer, effective August 6, 2019.

Director Compensation

The executive officers or employees of our general partner or of BP who also serve as directors of our general partner do not receive any additional compensation from us for their service as a director of our general partner. Directors of our general partner who are not also officers or employees of BP (“non-employee director”) will receive compensation for services on our general partner’s board of directors and committees thereof. We currently pay such directors a cash retainer of $75,000. We also currently pay the chair of the audit committee and the chair of the conflicts committee, as applicable, an additional cash retainer of $20,000. We also award an annual equity-based grant under the LTIP. Non-employee directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors and committee meetings.

For 2019, each non-employee director received an award of phantom units under the LTIP valued at approximately $75,000. To align awards with our Parent, such awards were granted in February 2019.

Under the LTIP, on February 26, 2019, Mr. Clements was awarded 5,977 phantom units, Mr. Malone was awarded 5,619 phantom units and Ms. Joy was awarded 3,631 phantom units.

The phantom units vest in full on the first anniversary of the date of grant but are not settled until the second anniversary of grant. Each member of the board of directors of our general partner will be indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Non-Employee Director Compensation Table

The following summarizes the compensation for our non-employee directors for 2019.

Name (1)	Fee Earned or Paid in Cash	Unit Awards(2)	Option Awards	Non-Equity Inventive Plan Compensation	Non-Qualified Compensation	Deferred Earnings	All Other Compensation	Total
Walter Clements	$75,000	$99,457	$—	$—	$—	$—	$—	$174,457
Robert Malone	95,000	93,500	—	—	—	—	—	188,500
Michele F. Joy	95,000	60,420	—	—	—	—	—	155,420

(1)Mr. Clements was appointed to the board of directors on October 25, 2017. Mr. Malone was appointed to the board of directors on November 14, 2017. Ms. Joy was appointed to the board of directors on May 8, 2018.
(2)Amounts reported in this column reflect the aggregate grant date fair value of the phantom units, computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures. For more information, please see Part II, Item 8, Note 16 - Unit-Based Compensation. As of December 31, 2019, there were a total of 15,227 phantom units outstanding under the LTIP, of which (a) 5,977 were held by Mr. Clement, (b) 5,619 were held by Mr. Malone and (c) 3,631 were held by Ms. Joy.

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
Walter Clements
Robert Malone
Michele F. Joy

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common and subordinated units of BP Midstream Partners LP held by beneficial owners of 5% or more of such units, by each director and named executive officer of our general partner and by the directors and executive officers of our general partner as a group. The percentage of units beneficially owned is based on 52,387,740 common units and 52,375,535 subordinated units outstanding.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
BP Midstream Holdings LLC (2)	4,581,177	8.7%	52,375,535	100%	54.4%
Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars Third Floor Los Angeles, CA 90067 (3)	8,354,812	15.9%	—	—	8.0%
Tortoise Capital Advisors, L.L.C. 5100 W 115th Place Leawood, KS 66211 (4)	6,606,852	12.6%	—	—	6.3%
Clearbridge Investments, LLC 620 8th Avenue New York, NY 10018 (5)	4,541,291	8.7%	—	—	4.3%
Salient Capital Advisors, LLC 4265 San Felipe 8th Floor Houston, Texas 77027 (6)	3,886,629	7.4%	—	—	3.7%
Chickasaw Capital Management, LLC 6075 Poplar Ave. Suite 720 Memphis, TN 38119 (7)	3,339,669	6.4%	—	—	3.2%
Energy Income Partners, LLC 10 Wright Street Westport, Connecticut 06880 (8)	3,083,135	5.9%	—	—	2.9%
Robert P. Zinsmeister	5,555	*	—	—	*
Craig W. Coburn	5,500	*	—	—	*
Mark Frena (9)	5,555	*	—	—	*
Gerald J. Maret	2,500	*	—	—	*
Derek Rush (10)	—	—	—	—	—
Hans F. Boas	—	—	—	—	—
J. Douglas Sparkman	5,555	*	—	—	*
Brian D. Smith	—	—	—	—	—
Clive Christison	2,500	*	—	—	*
Walter Clements (11)	10,143	*	—	—	*
Robert Malone (11)	9,921	*	—	—	*
Michele F. Joy (11)	7,368	*	—	—	*
Directors and executive officers as a group (11 persons)	54,597	*	—	—	*

(*)Indicates beneficial ownership of less than 1%.
(1)The address for all beneficial owners in this table, except as noted in the table, is 501 Westlake Park Boulevard, Houston, Texas 77079.
(2)BP Holdco is a wholly owned subsidiary of BP Pipelines (North America) Inc. and owns the common and subordinated units presented above. BP Pipelines (North America) Inc. may be deemed to beneficially own the units held by BP Holdco.
(3)Based solely on a Schedule 13G/A filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne on January 9, 2020.
(4)Based solely on a Schedule 13G/A filed by Tortoise Capital Advisors, L.L.C. on February 14, 2020.
(5)Based solely on a Schedule 13G/A filed by Clearbridge Investments, LLC on February 14, 2020.
(6)Based solely on a Schedule 13G/A filed by Salient Capital Advisors, LLC on May 10, 2019.
(7)Based solely on a Schedule 13G/A filed by Chickasaw Capital Management, LLC on February 7, 2020.
(8)Based solely on a Schedule 13G filed by Energy Income Partners, LLC, James Murchie, Eva Pao, Saul Ballesteros, and John Tysseland on February 14, 2020.
(9)Mr. Frena elected to retire from his position as Chief Development Officer effective July 2, 2019.
(10)Mr. Rush was appointed to the position of Chief Development Officer effective August 6, 2019.
(11)Represents unit-based awards granted under the LTIP and are subject to the terms thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about all existing equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	15,227	(2)	—	5,474,839
Equity compensation plans not approved by security holders	—		—	—
Total	15,227		—	5,474,839

(1)The amounts shown represents common units available under the LTIP as of December 31, 2019.
(2)Represents unit-based awards granted under the LTIP and are subject to the terms thereunder.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 26, 2020, BP Holdco owns 4,581,177 common units and 52,375,535 subordinated units representing approximately an aggregate 54.4% limited partner interest in us (excluding the incentive distribution rights, which cannot be expressed as a fixed percentage), and owns and controls our general partner. BP Holdco also appoints all of the directors of our general partner, which owns a non-economic general partner interest in us and owns the incentive distribution rights.

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

Agreements Governing the Formation Transactions

We entered into various documents and agreements with BP, as described in detail below. These agreements are not the result of arm’s-length negotiations. However, we believe that these fees are substantially equivalent to the fees that we would expect to charge others or to be charged by others for similar services.

Omnibus Agreement

We have an omnibus agreement in place with BP Pipelines and our general partner that addresses the following matters:

•our payment of an annual administrative fee of $13.6 million, for the provision of general and administrative services and, in addition, to reimburse personnel and other costs related to the direct operation, management and maintenance of the assets by BP Pipelines and its affiliates;
•our obligation to reimburse BP Pipelines and its affiliates for personnel costs related to the direct operation, management, maintenance and repair of the assets incurred by BP Pipelines or its affiliates on our behalf;
•our obligation to reimburse BP Pipelines and its affiliates for services and certain direct or allocated costs and expenses incurred by BP Pipelines or its affiliates on our behalf;
•BP Pipelines’ obligation to indemnify us for certain environmental and other liabilities, and our obligation to indemnify BP Pipelines for certain environmental and other liabilities related to our assets to the extent BP Pipelines is not required to indemnify us;
•the granting of a license from BP America Inc. to us with respect to use of certain BP trademarks and trade names; and
•BP Pipelines granting to us of a ROFO with respect to the Subject Assets.

So long as BP Pipelines indirectly controls our general partner, the omnibus agreement will remain in full force and effect. If BP Pipelines or its successor ceases to directly or indirectly control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.

Payment of Administrative Fee and Reimbursement of Expenses.    We pay BP Pipelines an administrative fee of $13.6 million annually (payable in equal monthly installments), to reimburse BP Pipelines and its affiliates for the provision of certain general and administrative services for our benefit, including services related to the following areas: executive management services; financial management and administrative services (such as treasury and accounting); information technology services; legal services; health, safety and environmental services; land and real property management services;

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

The fee was adjusted to $15.2 million per year, payable in equal monthly installments, beginning on January 1, 2020. Our general partner, in good faith, may adjust the administrative fee to reflect, among others, any change in the level or complexity of our operations, a change in the scope or cost of services provided to us, inflation or a change in law or other regulatory requirements, the contribution, acquisition or disposition of our assets or any material change in our operation activities.

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

Other Indemnifications by BP Pipelines.    BP Pipelines also indemnifies us for the following, to the extent not covered by the above-described environmental indemnity:

•events and conditions associated with BP Pipelines' retained assets, whether before or after the IPO, except to the extent caused by our act or omission after the closing;
•the failure of BP Pipelines to have obtained title or any consent or approval necessary for the direct or indirect conveyance, contribution or transfer to us or our applicable subsidiaries of pipeline and related assets or interests (other than environmental and title, rights of way, consents, licenses, permits or approvals addressed in the other indemnities described above), in each case to the extent BP Pipelines is notified of such matters prior to the first anniversary of the closing of the IPO and subject to an aggregate deductible of $0.5 million;
•any litigation matters attributable to the ownership or operation of the assets contributed to us in connection with the IPO, including the matters pending at the closing of the offering and identified on a schedule to the omnibus agreement, to the extent BP Pipelines is notified of matters that are not listed on such schedule prior to the first anniversary of the closing of the IPO and subject to an aggregate deductible of $0.5 million for such unlisted matters; and
•for a period of time immediately following the closing of the IPO equal to the applicable statute of limitations plus 60 days, all tax liabilities attributable to the ownership or the operation of the assets contributed to us in connection with the IPO and arising prior to the closing of the IPO and any such tax liabilities that resulted from the formation of our general partner and us from the consummation of the transactions contemplated by our contribution agreement.

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

Notwithstanding the foregoing, the following actions require the unanimous approval of all members:

•the sale, lease, transfer, pledge or other disposition of any of Mardi Gras’ interests in any of the Mardi Gras Joint Ventures;
•other than equity securities issued upon exercise of convertible or exchangeable securities authorized with the unanimous approval of all members of Mardi Gras, the authorization, sale and/or issuance by Mardi Gras or any of the Mardi Gras Joint Ventures of any of their respective equity securities or interests, including the granting of any options to do the same;
•the incurrence of any indebtedness by Mardi Gras or any of the Mardi Gras Joint Ventures, the incurrence of any indebtedness by any other person secured by any lien on any property of Mardi Gras or any of the Mardi Gras Joint Ventures, or the guarantee by Mardi Gras or any of the Mardi Gras Joint Ventures of the debts of any other person;
•the approval of the annual budget of Mardi Gras, including the approval of the amount of cash reserves to be set aside before payment of any distributions to the members;
•any repurchase or redemption by Mardi Gras or any of the Mardi Gras Joint Ventures of any debt or equity securities;

•any merger, consolidation or share exchange of Mardi Gras or any of the Mardi Gras Joint Ventures with or into any person, or any similar business combination transaction;
•any filing for bankruptcy, liquidation, dissolution or winding up of Mardi Gras or any of the Mardi Gras Joint Ventures or any event that would cause a dissolution or winding up of Mardi Gras or any of the Mardi Gras Joint Ventures or any consent to any such action;
•any amendment or repeal of the certificate of formation of Mardi Gras or the Mardi Gras LLC Agreement;
•any capital contributions to Mardi Gras or any of the Mardi Gras Joint Ventures; and
•approving of or granting an option to perform any actions that are intended to accomplish any of the foregoing.

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

Termination.    The Mardi Gras LLC Agreement provides that Mardi Gras will dissolve only upon the occurrence of any of the following events:

•at any time when there are no members, unless the business of Mardi Gras is continued under the Delaware Limited Liability Company Act;
•the written consent of all members to dissolve the company;
•an “event of withdrawal” (as defined in the Delaware Limited Liability Company Act) of the managing member; or
•the entry of a decree of judicial dissolution of Mardi Gras pursuant to Section 18-802 of the Delaware Limited Liability Company Act.

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

Revolving Credit Facility

We entered into a unsecured revolving credit facility with an affiliate of BP. The credit facility has a borrowing capacity of $600.0 million, under which $468.0 million was drawn to fund our October 2018 acquisition and is outstanding as of December 31, 2019. The credit facility provides for certain covenants, including the requirement to maintain a consolidated leverage ratio not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of our general partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our ratio of total indebtedness to consolidated EBITDA (as defined in the credit facility) to exceed 4.5 to 1.0.

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

On February 20, 2019, we entered into a Credit Facility Waiver Agreement (“First Waiver Agreement”) whereby the lender waived certain terms on our outstanding $468.0 million borrowings. The original loan repayment date of March 29, 2019 was waived and amended and modified to April 1, 2020.

On May 3, 2019, we entered into a Second Credit Facility Waiver Agreement (“Second Waiver Agreement”) whereby the lender waived certain terms on our outstanding $468.0 million borrowings. The amended loan repayment date of April 1, 2020 was waived and amended and modified to November 30, 2020. Accrued interest will be paid on the 25th day of April, July, October and January of each year. Any remaining interest will be paid on November 30, 2020. All other terms of the credit facility remain the same.

On February 24, 2020, we entered into a $468.0 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. Proceeds will be used to repay outstanding borrowings under our credit facility. The term loan has a final repayment date of February 24, 2025 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600.0 million. All other terms of the credit facility remain the same.

Transportation Revenues

During the year ended December 31, 2019, we recognized transportation revenues of $119.9 million related to volumes transported on the Wholly Owned Assets from companies affiliated with BP.

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

Throughput and Deficiency Agreements

During the year ended December 31, 2019, we recognized transportation revenues of $119.9 million and deficiency revenue of $5.5 million for a total of $125.4 million from the throughput and deficiency agreements with companies affiliated with BP.

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

The following actions require the vote of members representing 100% of the ownership interests:

•authorizing the use of the Mars pipeline system for transportation of substances other than crude oil;
•approving capital expenditures in excess of $500,000 per project, or $2 million annually;
•any change in the direction or configuration of the pipeline system;
•establishing a connection policy;
•entering into any contract, lease, sublease, note, deed of trust or other obligation unless a provision contained therein limits the claims thereunder to the company’s assets;
•the acquisition, encumbrance, sale, lease or disposition of all or substantially all of the real and personal property assets of the company;
•authorizing the borrowing of money on the credit of the company;
•the issuance of any securities by the company;
•determining that a legal prohibition against a provision of the Mars LLC Agreement invalidates the purpose or intent of the agreement;
•authorizing any individual member or member of the management committee to act on behalf of the company;
•entering into settlements, claims, judgments or matters of potential litigation greater than $100,000;
•dissolution of the company; and
•any other action that, pursuant to an express provision of the Mars LLC Agreement, requires the approval of a unanimous interest.

If the company is composed of only two members, the following actions require the vote of members representing 100% of the ownership interests; if the company is composed of more than two members, these actions only require the vote of 51% of the ownership interests. For purposes of the voting provisions under the Mars LLC Agreement, the Shell affiliates together constitute one member. As a result, the following actions require our approval:

•approval of any company contracts or amendments thereto with certain Shell affiliates;
•approval of operating and capital budgets and any amendments thereto;
•creation of and appointments to any subcommittees to advise the management committee;
•establishment or administration of a quality bank;
•establishment or amendment of tariff rates applicable to the Mars pipeline system;
•resolution of audit exceptions; and
•any other action that, pursuant to an express provision of the Mars LLC Agreement, requires the approval of a super majority interest.

If the company is composed of only two members, the following actions require the vote of members representing 28.5% of the ownership interests; if the company is composed of more than two members, these actions require the vote of 51% of the ownership interests. As described above, the Shell affiliates are deemed one member and the following actions require our approval:

•giving notice of default to a defaulting member;
•expelling a defaulting member;
•directing the chairman or secretary to call special meetings of the member committee;
•causing a dispute under the company’s operating agreement to go to arbitration; and
•giving notice of termination of the operating agreement because either (i) a court of competent jurisdiction has found the Mars operator to be guilty of gross negligence or willful misconduct, (ii) the Mars operator has dissolved, liquidated or terminated its existence, (iii) the Mars operator has filed a petition under Chapter 7 or Chapter 11 of the Federal Bankruptcy Act of 1978 or (iv) the Mars operator has ceased to be a member or an affiliate of a member of the company.

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

Termination.    The Mars LLC Agreement provides that Mars will dissolve only upon the occurrence of any of the following events:

•the vote of a unanimous interest to dissolve the company;
•any event which makes it unlawful for the business of the company to be carried on;
•the occurrence of any other event causing a dissolution of the company under Section 18-801 of the Delaware Limited Liability Company Act; or
•the filing of a certificate of cancellation with the Secretary of State of the State of Delaware.

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

The following actions require a unanimous interest or the vote of 100% of the percentage interests of all members:

•dissolution of the company;
•approval of the company’s execution of, assignment of, and any amendment to or waiver of certain specified construction agreements, operating agreements and letters of understanding (the “Caesar Definitive Agreements”);
•termination pursuant to the terms thereof of any Caesar Definitive Agreement or any other agreement with respect to the construction or operation of the Caesar pipeline system;
•except for collection actions, the institution of litigation, arbitration, or similar proceedings against persons other than any member or any affiliate of any member at a cost to the company which could reasonably be expected to exceed $1,000,000;
•settlement of any litigation, arbitration or similar proceedings against any person or the company for an amount in excess of $1,000,000, excluding those claims covered by any insurance policy the company may have;
•authorization of transactions the nature of which are not in the ordinary course of business;
•approval of the merger, consolidation, or participation in a share exchange or other statutory reorganization with, or voluntary or involuntary sale, exchange, assignment, transfer, conveyance, bequest, devise, merger, consolidation, gift or any other alienation, with or without consideration, of all or substantially all of the assets of the company to, any person;
•authorization of a transaction involving a lease or similar arrangement which either (1) involves an asset with a fair market value of more than $5,000,000 or (2) could reasonably be expected to result in annual payments of more than $5,000,000;
•acceptance of non-cash contributions from any member and determining the fair market value thereof;
•purchase of any insurance by the company;
•incurring any debt obligation of the company through long term or short term borrowing;
•hiring or termination of any employees of the company;
•appointment or removal of the company’s independent auditor;
•amendment of the Caesar LLC Agreement;
•approval of the filing of any application with any governmental agency for a change in the jurisdictional or carrier status of the Caesar pipeline system;
•approval of capital expenditures associated with any single project or undertaking estimated to exceed $40,000,000 in the aggregate; and
•any other action that, pursuant to an express provision of the Caesar LLC Agreement, requires the approval of a unanimous interest.

The following actions require a super majority interest of three or more members that are not affiliates holding at least 70% of the percentage interests:

•approval by the company of the assignment of certain of the Caesar Definitive Agreements;
•authorization of any contract or agreement to be executed by company involving capital expenditures of more than $5,000,000 in any year;
•approval of capital expenditures associated with any single project or undertaking estimated to exceed $20,000,000 in the aggregate; and
•approval of any amendment or revision to the budget to reflect an increase in the then current budget total under certain of the Caesar Definitive Agreements.

The following actions require a majority interest of two or more members that are not affiliates holding among them at least 61% of the percentage interests:

•approval of any expenditure or undertaking required to perform any major repair to the Caesar pipeline system;
•approval of any action that requires the approval of the management committee but does not expressly require the approval of a unanimous interest or a super majority interest;
•approval of any action that requires the approval of the company under the Caesar Definitive Agreements;
•approval of the assignment by Mardi Gras to the company of certain portions of a memorandum of understanding pertaining to certain interconnections to be constructed by a third party;

•authorization for the company to conduct an audit under certain of the Caesar Definitive Agreements and designation of the person who will be responsible for conducting such audit;
•approval of any inspection to be made by the company under certain of the Caesar Definitive Agreements and designation of the person who will be responsible for conducting such inspection;
•approval of the submission of any dispute by company under certain of the Caesar Definitive Agreements to the dispute resolution process set forth therein and any other matters necessary to conduct such process;
•approval by company to assert a claim for indemnification against the current operator of Caesar;
•submission of any request by company that the current operator of Caesar provide details regarding the allocation of costs among the Caesar pipeline system and other projects under certain of the Caesar Definitive Agreements, as applicable;
•approval of the company’s transportation policy, as well as any amendments or modifications thereto;
•approval by the company of any action that is designated as requiring the approval of a super majority interest under the company’s transportation policy; and
•any other action that requires the approval of a majority interest under the Caesar LLC Agreement.

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

Termination.    The Caesar LLC Agreement provides that Caesar will dissolve only upon the occurrence of any of the following events:

•the vote of a unanimous interest to dissolve the company;
•the occurrence of any other event causing a dissolution of the company under Section 18-801 of the Delaware Limited Liability Company Act; or
•the filing of a certificate of cancellation with the Secretary of State of the State of Delaware.

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

The following actions require a unanimous interest or the vote of 100% of the percentage interests of all members:

•dissolution of the company;
•approval of the company’s execution of, assignment of, and any amendment to or waiver of certain specified construction agreements, operating agreements and letters of understanding (the “Cleopatra Definitive Agreements”);
•termination pursuant to the terms thereof of any Cleopatra Definitive Agreement or any other agreement with respect to the construction or operation of the Cleopatra pipeline system;
•except for collection actions, the institution of litigation, arbitration, or similar proceedings against persons other than any member or any affiliate of any member at a cost to the company which could reasonably be expected to exceed $1,000,000;
•settlement of any litigation, arbitration or similar proceedings against any person or the company for an amount in excess of $1,000,000, excluding those claims covered by any insurance policy the company may have;
•authorization of transactions the nature of which are not in the ordinary course of business;
•approval of the merger, consolidation, or participation in a share exchange or other statutory reorganization with, or voluntary or involuntary sale, exchange, assignment, transfer, conveyance, bequest, devise, merger, consolidation, gift or any other alienation, with or without consideration, of all or substantially all of the assets of the company to, any person;
•authorization of a transaction involving a lease or similar arrangement which either (1) involves an asset with a fair market value of more than $5,000,000 or (2) could reasonably be expected to result in annual payments of more than $5,000,000;
•acceptance of non-cash contributions from any member and determining the fair market value thereof;
•purchase of any insurance by the company;
•incurring any debt obligation of the company through long term or short term borrowing;
•hiring or termination of any employees of the company;
•appointment or removal of the company’s independent auditor;
•amendment of the Cleopatra LLC Agreement;
•approval of the filing of any application with any governmental agency for a change in the jurisdictional or carrier status of the Cleopatra pipeline system;
•approval of capital expenditures associated with any single project or undertaking estimated to exceed $30,000,000 in the aggregate; and
•any other action that, pursuant to an express provision of the Cleopatra LLC Agreement, requires the approval of a unanimous interest.

The following actions require a super majority interest of three or more members that are not affiliates holding at least 70% of the percentage interests:

•approval by the company of the assignment of certain of the Cleopatra Definitive Agreements;
•authorization of any contract or agreement to be executed by company involving capital expenditures of more than $5,000,000 in any year;
•approval of capital expenditures associated with any single project or undertaking estimated to exceed $20,000,000 in the aggregate; and
•approval of any amendment or revision to the budget to reflect an increase in the then current budget total under certain of the Cleopatra Definitive Agreements.

The following actions require a majority interest of two or more members that are not affiliates holding among them at least 61% of the percentage interests:

•approval of any expenditure or undertaking required to perform any major repair to the Cleopatra pipeline system;
•approval of any action that requires the approval of the management committee but does not expressly require the approval of a unanimous interest or a super majority interest;
•approval of any action that requires the approval of the company under the Cleopatra Definitive Agreements;
•approval of the assignment by Mardi Gras to the company of certain portions of a memorandum of understanding pertaining to certain interconnections to be constructed by a third party;

•authorization for the company to conduct an audit under certain of the Cleopatra Definitive Agreements and designation of the person who will be responsible for conducting such audit;
•approval of any inspection to be made by the company under certain of the Cleopatra Definitive Agreements and designation of the person who will be responsible for conducting such inspection;
•approval of the submission of any dispute by company under certain of the Cleopatra Definitive Agreements to the dispute resolution process set forth therein and any other matters necessary to conduct such process;
•approval by company to assert a claim for indemnification against the current operator of Cleopatra;
•submission of any request by company that the current operator of Cleopatra provide details regarding the allocation of costs among the Cleopatra pipeline system and other projects under certain of the Cleopatra Definitive Agreements; and
•any other action that requires the approval of a majority interest under the Cleopatra LLC Agreement.

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

Termination.    The Cleopatra LLC Agreement provides that Cleopatra will dissolve only upon the occurrence of any of the following events:

•the vote of a unanimous interest to dissolve the company;
•the occurrence of any other event causing a dissolution of the company under Section 18-801 of the Delaware Limited Liability Company Act; or
•the filing of a certificate of cancellation with the Secretary of State of the State of Delaware.

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

The following actions require a unanimous interest or the vote of 100% of the percentage interests of all members:

•dissolution of the company pursuant to the Proteus LLC Agreement or the filing of any bankruptcy or reorganization petition on behalf of the company and acquiescence in such a petition filed by others;
•approval of the company’s execution of, assignment of, and any amendment to or waiver of certain specified construction agreements, operating agreements and letters of understanding (the “Proteus Definitive Agreements”);
•termination pursuant to the terms thereof of any Proteus Definitive Agreement or any other agreement with respect to the construction or operation of the Proteus pipeline system and appointment of a replacement operator or construction manager, as applicable;
•except for collection actions, the institution of litigation, arbitration, or similar proceedings against persons other than any member or any affiliate of any member at a cost to the company which could reasonably be expected to exceed $500,000;
•settlement of any litigation, arbitration or similar proceedings against any person or the company for an amount in excess of $500,000, excluding those claims covered by any insurance policy the company may have;
•authorization of transactions the nature of which are not in the ordinary course of business;
•approval of the merger, consolidation, or participation in a share exchange or other statutory reorganization with, or voluntary or involuntary sale, exchange, assignment, transfer, conveyance, bequest, devise, merger, consolidation, gift or any other alienation, with or without consideration, of all or substantially all of the assets of the company to, any person;
•authorization of a transaction involving a lease or similar arrangement which either (1) involves an asset with a fair market value of more than $5,000,000 or (2) could reasonably be expected to result in annual payments of more than $5,000,000;
•acceptance of non-cash contributions from any member and determining the fair market value thereof;
•approval of the purchase of any insurance policy to be held by the company or the cancellation of any insurance policy then held by the company;
•incurring any debt obligation of the company through long term or short term borrowing;
•hiring or termination of any employees of the company;
•appointment or removal of the company’s independent auditor;
•appointment or removal of any independent auditor that company has the right to appoint pursuant to certain of the Proteus Definitive Agreements;
•amendment of the Proteus LLC Agreement;
•approval of any single project or undertaking and the budget for such single project or undertaking with capital expenditures estimated to exceed $20,000,000 in the aggregate;
•authorization of expenditures for any single project or undertaking with capital expenditures estimated to exceed $20,000,000 in the aggregate;
•designation of the officers of the company, including the decision to include vice presidents among the officers, but excluding the designation of any specific vice president;
•removal of any officer of the company, excluding the removal of any vice president appointed by a member;
•approval of the company’s policies and procedures, as well as any modifications or amendments thereto that may be made from time to time;
•decision to appoint a person other than the current Proteus operator to be the tax reporting member under the Proteus LLC Agreement and designation of a replacement tax reporting member;
•decision to shorten any required notification period set forth in the Proteus LLC Agreement for the holding of quarterly or special management committee meetings;
•approval of banking resolutions, including, designation of persons that may (1) sign checks and other orders for the payment of money by the company; (2) sign contracts and other instruments or documents in the name of the company; and (3) endorse checks and other orders for the payment of money made payable to the company; and
•any other action that, pursuant to an express provision of the Proteus LLC Agreement, requires the approval of a unanimous interest.

The following actions require a super majority interest of three or more members that are not affiliates holding at least 76% of the percentage interests:

•approval by the company of the assignment of certain of the Proteus Definitive Agreements;
•authorization of any contract or agreement to be executed by company involving capital expenditures of more than $5,000,000 in any year;
•approval of any single project or undertaking and the budget for such single project or undertaking with capital expenditures estimated to exceed $15,000,000 but not to exceed $20,000,000 in the aggregate;

•authorization of expenditures for any single project or undertaking with capital expenditures estimated to exceed $15,000,000 but not to exceed $20,000,000 in the aggregate;
•approval of any amendment or revision to the budget under certain of the Proteus Definitive Agreements to reflect an increase in the then current budget total;
•execution by company of the completion certificate pursuant to certain construction agreements;
•approval of the amount of cash reserves to be set aside before the payment of any distribution to the members;
•approval of the company’s transportation policy, as well as any amendments or modifications thereto;
•approval of the first operating budget under certain of the Proteus Definitive Agreements;
•decision to reduce the 30-day or 60-day period in which payments of capital contributions must be made;
•approval by the company of any action that is designated as requiring the approval of a super majority interest under the company’s transportation policy; and
•any other action that, pursuant to an express provision of the Proteus LLC Agreement, requires the approval of a super majority interest.

The following actions require a majority interest of two or more members that are not affiliates holding among them at least 60% of the percentage interests:

•approval of any expenditure or undertaking required to perform any major repair to the Proteus pipeline system;
•approval of the amount of a capital contribution;
•approval of any action that requires the approval of the management committee but does not expressly require the approval of a unanimous interest or a super majority interest;
•approval of any action that requires the approval of the company under the Proteus Definitive Agreements, including without limitation, the approval of any operating budget or approval of any single project or undertaking and the budget for such single project or undertaking capital expenditures estimated to be less than or equal to $15,000,000 in the aggregate and the authorization of such capital expenditures;
•approval of certain interconnect agreements, lease of platform space agreements or operating agreements;
•decision to terminate the Proteus operating agreement;
•approval of the submission of any dispute by company under certain of the Proteus Definitive Agreements to the dispute resolution process set forth therein and any other matters necessary to conduct such process;
•approval by company to assert a claim for indemnification against a Proteus operator or to declare an operator to be in default under certain of the Proteus Definitive Agreements;
•submission of any request by company that an operator provide details regarding the allocation of costs among the Proteus pipeline system and other projects under certain of the Proteus Definitive Agreements;
•decision to make distributions hereunder more frequently than on a quarterly basis;
•approval by the company of any action that is designated as requiring the approval of a majority interest under the company’s transportation policy; and
•any other action that requires the approval of a majority interest under the Proteus LLC Agreement.

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

Termination.    The Proteus LLC Agreement provides that Proteus will dissolve only upon the occurrence of any of the following events:

•the vote of a unanimous interest to dissolve the company;
•the occurrence of any other event causing a dissolution of the company under Section 18-801 of the Delaware Limited Liability Company Act; or
•the filing of a certificate of cancellation with the Secretary of State of the State of Delaware.

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

The following actions require a unanimous interest or the vote of 100% of the percentage interests of all members:

•dissolution of the company pursuant to the Endymion LLC Agreement or the filing of any bankruptcy or reorganization petition on behalf of the company and acquiescence in such a petition filed by others;
•approval of the company’s execution of, assignment of, and any amendment to or waiver of certain specified construction agreements, operating agreements and letters of understanding (the “Endymion Definitive Agreements”);
•termination pursuant to the terms thereof of any Endymion Definitive Agreement or any other agreement with respect to the construction or operation of the Endymion pipeline system and appointment of a replacement operator or construction manager, as applicable;
•except for collection actions, the institution of litigation, arbitration, or similar proceedings against persons other than any member or any affiliate of any member at a cost to the company which could reasonably be expected to exceed $500,000;
•settlement of any litigation, arbitration or similar proceedings against any person or the company for an amount in excess of $500,000, excluding those claims covered by any insurance policy the company may have;
•authorization of transactions the nature of which are not in the ordinary course of business;
•approval of the merger, consolidation, or participation in a share exchange or other statutory reorganization with, or voluntary or involuntary sale, exchange, assignment, transfer, conveyance, bequest, devise, merger, consolidation, gift or any other alienation, with or without consideration, of all or substantially all of the assets of the company to, any person;
•authorization of a transaction involving a lease or similar arrangement which either (1) involves an asset with a fair market value of more than $5,000,000 or (2) could reasonably be expected to result in annual payments of more than $5,000,000;
•acceptance of non-cash contributions from any member and determining the fair market value thereof;
•approval of the purchase of any insurance policy to be held by the company or the cancellation of any insurance policy then held by the company;
•incurring any debt obligation of the company through long term or short term borrowing;
•hiring or termination of any employees of the company;
•appointment or removal of the company’s independent auditor;
•appointment or removal of any independent auditor that the company has the right to appoint pursuant to certain of the Endymion Definitive Agreements;
•amendment of the Endymion LLC Agreement;

•approval of any single project or undertaking and the budget for such single project or undertaking with capital expenditures estimated to exceed $20,000,000 in the aggregate;
•authorization of expenditures for any single project or undertaking with capital expenditures estimated to exceed $20,000,000 in the aggregate;
•designation of the officers of the company, including the decision to include vice presidents among the officers, but excluding the designation of any specific vice president;
•removal of any officer of the company, excluding the removal of any vice president appointed by a member;
•approval of the company’s policies and procedures, as well as any modifications or amendments thereto that may be made from time to time;
•decision to appoint a person other than the current Endymion operator to be the tax reporting member under the Endymion LLC Agreement and designation of a replacement tax reporting member;
•decision to shorten any required notification period set forth in the Endymion LLC Agreement for the holding of quarterly or special management committee meetings;
•approval of banking resolutions, including, designation of persons that may (1) sign checks and other orders for the payment of money by the company; (2) sign contracts and other instruments or documents in the name of the company; and (3) endorse checks and other orders for the payment of money made payable to the company; and
•any other action that, pursuant to an express provision of the Endymion LLC Agreement, requires the approval of a unanimous interest.

The following actions require a super majority interest of three or more members that are not affiliates holding at least 76% of the percentage interests:

•approval by the company of the assignment of certain of the Endymion Definitive Agreements;
•authorization of any contract or agreement to be executed by company involving capital expenditures of more than $5,000,000 in any year;
•approval of any single project or undertaking and the budget for such single project or undertaking with capital expenditures estimated to exceed $15,000,000 but not to exceed $20,000,000 in the aggregate;
•authorization of expenditures for any single project or undertaking with capital expenditures estimated to exceed $15,000,000 but not to exceed $20,000,000 in the aggregate;
•approval of any amendment or revision to the budget under certain of the Endymion Definitive Agreements to reflect an increase in the then current budget total;
•execution by company of the completion certificate pursuant to certain construction agreements;
•approval of the amount of cash reserves to be set aside before the payment of any distribution to the members;
•approval of the company’s transportation policy, as well as any amendments or modifications thereto;
•approval of the first operating budget under certain of the Endymion Definitive Agreements;
•decision to reduce the 30-day or 60-day period in which payments of capital contributions must be made;
•approval by the company of any action that is designated as requiring the approval of a super majority interest under the company’s transportation policy; and
•any other action that, pursuant to an express provision of the Endymion LLC Agreement, requires the approval of a super majority interest.

The following actions require a majority interest of two or more members that are not affiliates holding among them at least 60% of the percentage interests:

•approval of any expenditure or undertaking required to perform any major repair to the Endymion pipeline system;
•approval of the amount of a capital contribution;
•approval of any action that requires the approval of the management committee but does not expressly require the approval of a unanimous interest or a super majority interest;
•approval of any action that requires the approval of the company under the Endymion Definitive Agreements including without limitation, the approval of any operating budget or approval of any single project or undertaking and the budget for such single project or undertaking capital expenditures estimated to be less than or equal to $15,000,000 in the aggregate and the authorization of such capital expenditures;
•approval of certain interconnect agreements, lease of platform space agreements or operating agreements;
•decision to terminate the Endymion operating agreement;
•approval of the submission of any dispute by company under certain of the Endymion Definitive Agreements to the dispute resolution process set forth therein and any other matters necessary to conduct such process;
•approval by company to assert a claim for indemnification against an Endymion operator or to declare an operator to be in default under certain of the Endymion Definitive Agreements;

•submission of any request by company that an operator provide details regarding the allocation of costs among the Endymion pipeline system and other projects under certain of the Endymion Definitive Agreements;
•decision to make distributions hereunder more frequently than on a quarterly basis;
•approval by the company of any action that is designated as requiring the approval of a majority interest under the company’s transportation policy; and
•any other action that requires the approval of a majority interest under the Endymion LLC Agreement.

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

Termination.    The Endymion LLC Agreement provides that Endymion will dissolve only upon the occurrence of any of the following events:

•the vote of a unanimous interest to dissolve the company;
•the occurrence of any other event causing a dissolution of the company under Section 18-801 of the Delaware Limited Liability Company Act; or
•the filing of a certificate of cancellation with the Secretary of State of the State of Delaware.

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

There were no related person transactions during 2019 which were required to be reported in “Certain Relationships and Related Transactions, and Director Independence” where the procedures described above did not require review, approval or ratification or where these procedures were not followed.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services performed by independent registered public accounting firm, Deloitte & Touche LLP for 2019 and 2018, respectively.

	2019	2018
Fees (millions of dollars)
Audit fees (1)	$1.1	$1.0
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.1	$1.0
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

2. Financial Statement Schedules

The following financial statements are included pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09):

Mars Oil Pipeline Company, LLC	Financial Statements as of December 31, 2019 and 2018 and for the fiscal years ended December 31, 2019, 2018 and 2017.
Caesar Oil Pipeline Company, LLC	Financial Statements as of and for the fiscal years ended December 31, 2019 and 2018.
Caesar Oil Pipeline Company, LLC	Financial Statements as of and for the fiscal years ended December 31, 2018 and 2017.
Cleopatra Gas Gathering Company, LLC	Financial Statements as of and for the fiscal years ended December 31, 2019 and 2018.
Cleopatra Gas Gathering Company, LLC	Financial Statements as of and for the fiscal years ended December 31, 2018 and 2017.

All other financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the consolidated financial statements or the notes to consolidated financial statements.

3. Exhibits

The exhibits listed in the Index to Exhibits are filed as part of this Annual Report.

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC	S-1	3.4	9/11/2017	333-220407
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Contribution, Assignment and Assumption Agreement dated, October 30, 2017 by and among BP Pipelines (North America) Inc., BP Midstream Partners GP LLC, BP Midstream Partners LP, BP Midstream Partners Holdings LLC, and The Standard Oil Company.	8-K	10.1	11/1/2017	001-38260
10.2	Omnibus Agreement dated October 30, 2017 by and among BP Pipelines (North America) Inc., BP Midstream Partners LP, BP Midstream Partners GP LLC, and solely for the purposes of Articles 4 and 6, BP America Inc.	8-K	10.2	11/1/2017	001-38260
10.3	BP Midstream Partners LP Short Term Credit Facility Agreement, dated as of October 30, 2017, between BP Midstream Partners LP and North America Funding Company	8-K	10.3	11/1/2017	001-38260
10.4*	Form of Indemnification Agreement	S-1/A	10.6	9/25/2017	333-220407
10.5	BP Two Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.4	11/1/2017	001-38260
10.6	BP River Rouge Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.5	11/1/2017	001-38260
10.7	BP D-B Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.6	11/1/2017	001-38260
10.8	Second Amended and Restated Limited Liability Company Agreement of Mardi Gras Transportation System Company LLC dated October 30, 2017 by and among BP Midstream Partners LP, BP Pipelines (North America) Inc. and The Standard Oil Company	8-K	10.7	11/1/2017	001-38260
10.9*	BP Midstream Partners LP 2017 Long-Term Incentive Plan	S-8	4.4	10/30/2017	333-221213
10.10*	Form of Phantom Award Agreement (Non-Employee Directors)	S-8	4.5	10/30/2017	333-221213
10.11*	Form of Phantom Award Agreement (Non-Employee Directors Deferred Settlement)	S-8	4.6	10/30/2017	333-221213
10.12	Term Loan Facility Agreement, dated February 24, 2020, between BP Midstream Partners LP and North America Funding Company					X
10.13	First Amendment To Short Term Credit Facility Agreement, dated February 24, 2020, between BP Midstream Partners LP and North America Funding Company					X
21	List of Subsidiaries of BP Midstream Partners LP					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm	X
23.3	Consent of Ernst & Young LLP, independent auditors	X
23.4	Consent of Ernst & Young LLP, independent auditors	X
23.5	Consent of Ernst & Young LLP, independent auditors	X
23.6	Consent of Ernst & Young LLP, independent auditors	X
23.7	Consent of Ernst & Young LLP, independent auditors	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32**	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Mars Oil Pipeline Company, LLC Financial Statements as of December 31, 2019 and 2018 and for the fiscal years ended December 31, 2019, 2018 and 2017.	X
99.2	Caesar Oil Pipeline Company, LLC Financial Statements as of and for the fiscal years ended December 31, 2019 and 2018.	X
99.3	Caesar Oil Pipeline Company, LLC Financial Statements as of and for the fiscal years ended December 31, 2018 and 2017.	X
99.4	Cleopatra Gas Gathering Company, LLC Financial Statements as of and for the fiscal years ended December 31, 2019 and 2018.	X
99.5	Cleopatra Gas Gathering Company, LLC Financial Statements as of and for the fiscal years ended December 31, 2018 and 2017.	X
101	The following financial information from BP Midstream Partners LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X
104	Cover page Interactive Data File (embedded within the Inline XBRL document).	X

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

Date: February 27, 2020	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 27, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

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