Form 10-Q
period 2020-03-31
BP Midstream Partners LP
filed 2020-05-08
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 7, 2020, the registrant had 52,402,967 common units and 52,375,535 subordinated units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	December 31, 2019
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$105.5	$98.8
Accounts receivable – third parties	0.4	0.6
Accounts receivable – related parties	10.4	11.3
Prepaid expenses	2.9	5.1
Other current assets	4.9	5.0
Total current assets	124.1	120.8
Equity method investments (Note 3)	531.5	534.4
Property, plant and equipment, net (Note 4)	62.8	62.7
Other assets	4.4	4.2
Total assets	$722.8	$722.1

LIABILITIES
Current liabilities
Accounts payable – third parties	$0.7	$0.6
Accounts payable – related parties	1.9	1.7
Deferred revenue and credits	2.1	1.5
Other current liabilities (Note 5)	3.1	6.6
Total current liabilities	7.8	10.4
Long-term debt (Note 6)	468.0	468.0
Other liabilities	3.5	3.5
Total liabilities	479.3	481.9

Commitments and contingencies (Note 10)

EQUITY
Common unitholders – public (2020 – 47,821,790 issued and outstanding; 2019 – 47,806,563 units issued and outstanding)	853.6	851.6
Common unitholders – BP Holdco (2020 and 2019 – 4,581,177 units issued and outstanding)	(60.1)	(60.3)
Subordinated unitholders – BP Holdco (2020 and 2019 – 52,375,535 units issued and outstanding)	(687.2)	(689.2)
General partner	1.2	1.2
Total partners' capital	107.5	103.3
Non-controlling interests	136.0	136.9
Total equity	243.5	240.2
Total liabilities and equity	$722.8	$722.1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions of dollars, unless otherwise indicated)
Revenue
Third parties	$1.0	$0.8
Related parties	29.7	29.4
Total revenue	30.7	30.2
Costs and expenses
Operating expenses – third parties	3.7	3.3
Operating expenses – related parties	1.5	1.5
Maintenance expenses – third parties	0.2	0.3
Maintenance expenses – related parties	0.1	—
General and administrative – third parties	0.9	1.0
General and administrative – related parties	3.9	3.4
Depreciation	0.7	0.6
Property and other taxes	0.1	0.1
Total costs and expenses	11.1	10.2
Operating income	19.6	20.0
Income from equity method investments	31.3	24.4
Interest expense, net	3.4	3.7
Net income	47.5	40.7
Less: Net income attributable to non-controlling interests	5.8	3.5
Net income attributable to the Partnership	$41.7	$37.2

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.39	$0.35
Subordinated units	$0.39	$0.35

Weighted average number of limited partner units outstanding - basic and diluted (in millions):
Common units – public	47.8	47.8
Common units – BP Holdco	4.6	4.6
Subordinated units – BP Holdco	52.4	52.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Month Period Ended March 31, 2020
	Partners' Capital
(in millions of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2019	$851.6	$(60.3)	$(689.2)	$1.2	$136.9	$240.2
Net income	18.5	1.8	20.2	1.2	5.8	47.5
Distributions to unitholders ($0.3475 per unit) and general partner	(16.6)	(1.6)	(18.2)	(1.2)	—	(37.6)
Unit-based compensation	0.1	—	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	—	(6.7)	(6.7)
Balance at March 31, 2020	$853.6	$(60.1)	$(687.2)	$1.2	$136.0	$243.5

	Three Month Period Ended March 31, 2019
	Partners' Capital
(in millions of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2018	$836.8	$(61.7)	$(705.2)	$—	$141.0	$210.9
Net income	16.9	1.6	18.5	0.2	3.5	40.7
Distributions to unitholders ($0.3015 per unit) and general partner	(14.4)	(1.4)	(15.8)	—	—	(31.6)
Distributions to non-controlling interests	—	—	—	—	(4.6)	(4.6)
Balance at March 31, 2019	$839.3	$(61.5)	$(702.5)	$0.2	$139.9	$215.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions of dollars)
Cash flows from operating activities
Net income	$47.5	$40.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	0.7	0.6
Non-cash expenses	0.1	0.1
Income from equity method investments	(31.3)	(24.4)
Distributions of earnings received from equity method investments	31.4	25.3
Changes in operating assets and liabilities
Accounts receivable	1.1	(1.6)
Prepaid expenses and other current assets	2.3	1.8
Accounts payable	0.3	(1.1)
Deferred revenue and credits	0.6	(0.4)
Other	(3.8)	(4.0)
Net cash provided by operating activities	48.9	37.0
Cash flows from investing activities
Capital expenditures	(0.7)	(0.2)
Distributions in excess of earnings from equity method investments	2.8	3.2
Net cash provided by investing activities	2.1	3.0
Cash flows from financing activities
Proceeds from issuance of term loan	468.0	—
Repayment of credit facility	(468.0)	—
Distributions to unitholders and general partner	(37.6)	(31.6)
Distributions to non-controlling interests	(6.7)	(4.6)
Net cash used in financing activities	(44.3)	(36.2)
Net change in cash and cash equivalents	6.7	3.8
Cash and cash equivalents at beginning of the period	98.8	57.0
Cash and cash equivalents at end of the period	$105.5	$60.8
Supplemental cash flow information
Cash paid for interest	7.5	8.0
Non-cash investing transactions
Accrued capital expenditures	0.2	0.2

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

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

Unless otherwise stated or the context otherwise indicates, all references to “we,” “our,” “us,” or similar expressions refer to the legal entity BP Midstream Partners LP. The term “our Parent” refers to BP Pipelines; any entity that wholly owns BP Pipelines, indirectly or directly, including BP and BP America Inc. (“BPA”), an indirect wholly owned subsidiary of BP; and any entity that is wholly owned by the aforementioned entities, excluding BP Midstream Partners LP.

Business

BP Midstream Partners LP is a master limited partnership formed by BP Pipelines to own, operate, develop and acquire pipelines and other midstream assets. The Partnership's assets consist of interests in entities that own crude oil, natural gas, refined products and diluent pipelines and refined product terminals serving as key infrastructure for BP and other customers to transport onshore crude oil production to BP’s refinery in Whiting, Indiana (the “Whiting Refinery”) and offshore crude oil and natural gas production to key refining markets and trading and distribution hubs. Certain assets deliver refined products and diluent from the Whiting Refinery and other U.S. supply hubs to major demand centers.

As of March 31, 2020, the Partnership's assets consisted of the following:

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
•28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.
•65% ownership interest and 100% managing member interest in Mardi Gras Transportation System Company, LLC ("Mardi Gras"), which holds the following investments in joint ventures located in the Gulf of Mexico:
•56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),
•53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),
•65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,
•65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”).
•Together Endymion, Caesar, Cleopatra and Proteus are referred to as the “Mardi Gras Joint Ventures.”
•22.7% ownership interest in Ursa Oil Pipeline Company, LLC ("Ursa").
•25% ownership interest in KM Phoenix Holdings, LLC ("KM Phoenix").

We generate a majority of revenue by charging fees for the transportation of crude oil, refined products and diluent through our pipelines under agreements with minimum volume commitments ("MVC"). We do not engage in the marketing and trading of any commodities. All operations are conducted in the United States, and all long-lived assets are located in the United States. Partnership operations consist of one reportable segment.

Certain Partnership businesses are subject to regulation by various authorities including, but not limited to the Federal Energy Regulatory Commission ("FERC"). Regulatory bodies exercise statutory authority over matters such as common carrier tariffs, construction, rates and ratemaking and agreements with customers.

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this quarterly report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Partnership's 2019 10-K").

Partnership financial position, results of operations and cash flows consist of consolidated BP Midstream Partners LP activities and balances. All intercompany accounts and transactions within the financial statements have been eliminated for all periods presented.

Summary of Significant Accounting Policies

There have been no significant changes to accounting policies as disclosed in Note 2 - Summary of Significant Accounting Policies in the Partnership's 2019 10-K.

2. Revenue Recognition

We recognize revenue over time or at a point in time, depending on the nature of the performance obligations contained in the respective contract with customers. A performance obligation is our unit of account and it represents a promise in a contract to transfer goods or services to the customer. The contract transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is allocated to each performance obligation and recognized as revenue when or as the performance obligation is satisfied. The following is an overview of our significant revenue stream, including a description of the respective performance obligations and related methods of revenue recognition.

Pipeline Transportation

Revenue from pipeline transportation is comprised of tariffs and fees associated with the transportation of liquid petroleum products, generally at published tariffs and in certain instances, revenue from MVC contracts at negotiated rates. Tariff revenue is recognized either at the point of delivery or at the point of receipt, pursuant to specifications outlined in the respective tariffs. We record revenue for crude oil, refined products and diluent transportation during the period in which they are earned (i.e., either physical delivery of product has taken place or the services designated in the contract have been performed.) Partnership services are typically billed on a monthly basis, and we generally do not offer extended payment terms. We accrue revenue based on services rendered but not billed for that accounting month.

Billings to BP Products for deficiency volumes under its MVCs, if any, are recorded as deferred revenue and credits, a contract liability, on the condensed consolidated balance sheets, as BP Products has the right to make up the deficiency volumes within the measurement period specified by the agreements. Deferred revenue under these arrangements is recognized into revenue once it is deemed remote that the customer will meet its required annual MVC. If the customer does satisfy its minimum volume commitment by shipping the deficiency volumes within the same calendar year, it may receive a refund of excess payments.

We did not recognize deficiency revenue under the throughput and deficiency agreements with BP Products for the three months ended March 31, 2020 and 2019.

Allowance Oil

The tariff for crude oil transportation at BP2 includes a fixed loss allowance (“FLA”). An FLA factor per barrel, a fixed percentage, is a separate fee that is considered a part of the transaction price under the applicable crude oil tariff to cover

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

evaporation and other losses in transit. The amount of revenue recognized is a product of the quantity transported, the applicable FLA factor and the settlement price during the month the product is transported.

We recognized revenue of $1.5 million and $2.5 million in the three months ended March 31, 2020 and 2019, respectively, related to the FLA arrangements with our Parent with the decrease primarily due to lower volume on BP2 and a lower realized price per barrel in the first quarter of 2020.

Disaggregation of Revenue

The following table provides information about disaggregated revenue:

	Three Months Ended March 31,
	2020	2019
Transportation services revenue - third parties	$1.0	$0.8
Transportation services revenue - related parties	29.7	29.4
Total revenue	$30.7	$30.2

Future Performance Obligations

The fixed portion of existing customer contracts are summarized in the future performance obligations as of March 31, 2020. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

As of March 31, 2020
Remainder of 2020	$88.5
2021	1.7
Total	$90.2

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

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities:

	March 31, 2020	December 31, 2019
Receivables from contracts with customers - third parties	$0.4	$0.6
Receivables from contracts with customers - related parties	10.4	11.3
Deferred revenue and credits - related parties	2.1	1.5

3. Equity Method Investments

We account for ownership interests in Mars, the Mardi Gras Joint Ventures, Ursa, and KM Phoenix using the equity method for financial reporting purposes. Financial results include the Partnership's proportionate share of Mars, the Mardi Gras Joint Ventures, Ursa and KM Phoenix, which is reflected in Income from equity method investments on the condensed consolidated statements of operations. We did not record any impairment loss on equity method investments during the three months ended March 31, 2020 and 2019.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

The table below summarizes the balances and activities related for each equity method investment ("EMI") recorded as of and for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(13.0)	$12.5	$56.4	28.5%	$(12.2)	$11.9	$58.8
Caesar	56.0%	(4.9)	4.5	117.0	56.0%	(5.3)	5.3	119.4
Cleopatra	53.0%	(2.9)	2.0	116.7	53.0%	(3.4)	2.7	118.9
Proteus	65.0%	(5.5)	4.1	73.9	65.0%	(2.3)	0.6	79.6
Endymion	65.0%	(5.9)	6.0	81.1	65.0%	(2.0)	1.2	81.7
Others(1)	Various	(2.0)	2.2	86.4	Various	(3.3)	2.7	86.5
Total Equity Investments		$(34.2)	$31.3	$531.5		$(28.5)	$24.4	$544.9

(1) Includes ownership in Ursa (22.7%) and KM Phoenix (25%).

The following table presents aggregated selected income statement data for equity method investments on a 100% basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Statement of operations
Revenue	$144.6	$116.0
Operating expenses	64.3	45.8
Net income	80.5	70.3

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Land	$0.2	$0.2
Right-of-way assets	1.4	1.4
Buildings and improvements	6.9	6.9
Pipelines and equipment	94.6	94.4
Other	0.5	0.5
Construction in progress	1.2	0.6
Property, plant and equipment	104.8	104.0
Less: Accumulated depreciation	(42.0)	(41.3)
Property, plant and equipment, net	$62.8	$62.7

There were no impairments on property, plant and equipment for the three months ended March 31, 2020 and 2019.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

5. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Current portion of environmental remediation obligation	$0.6	$0.6
Current portion of lease liabilities	0.1	0.1
Accrued interest payable - related parties	0.4	4.2
Accrued liabilities	2.0	1.7
Other current liabilities	$3.1	$6.6

6. Debt

On February 24, 2020, we entered into a $468 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under the existing credit facility. Please refer to Note 9 - Debt in the Partnership's 2019 10-K for further details. The term loan has a final repayment date of February 24, 2025, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into the First Amendment to Short Term Credit Facility Agreement (the "First Amendment") whereby the lender added a provision that indebtedness under both the term loan and the credit facility shall not exceed $600 million. All other terms of the credit facility remain the same. As of March 31, 2020, the Partnership was in compliance with the covenants contained in the term loan facility and the credit facility.

There were $468 million of outstanding borrowings under the term loan at March 31, 2020, and $468 million under the credit facility at December 31, 2019. Interest charges and fees were $3.6 million for the three months ended March 31, 2020 and $4.1 million for the three months ended March 31, 2019.

Indebtedness under the term loan bears interest at the 3-month LIBOR plus 0.73%. For the three months ended March 31, 2020, the weighted average interest rate for the term loan and the credit facility was 2.88%. For the year ended December 31, 2019, the weighted average interest rate for the credit facility was 3.25%. The credit facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20% per annum.

7. Related Party Transactions

Related party transactions include transactions with our Parent and its affiliates, including those entities in which our Parent has an ownership interest but does not have control. In addition to the MVC and FLA arrangements discussed in Note 2 - Revenue Recognition and the credit facility and term loan in Note 6 - Debt, we have entered into the following transactions with related parties:

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

BP Pipelines will indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of Partnership assets and due to occurrences on or before October 30, 2017, subject to certain limitations. Indemnification for any unknown environmental liabilities will be limited to liabilities due to occurrences on or before October 30, 2017, which are identified prior to October 30, 2020.

Further, the omnibus agreement addresses the granting of a license from BPA to the Partnership with respect to use of certain BP trademarks and trade name.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

Related Party Revenue

We provide crude oil, refined products and diluent transportation services to related parties and generate revenue through published tariffs. We have commercial arrangements with BP Products that include MVCs. See Note 10 - Related Party Transactions in the Partnership's 2019 10-K for further discussion regarding these agreements.

Revenue from related parties was $29.7 million and $29.4 million for the three months ended March 31, 2020 and 2019, respectively.

We recognized $0 of deficiency revenue under the throughput and deficiency agreements with BP Products for the three months ended March 31, 2020 and 2019, respectively. The Partnership recorded $2.1 million and $1.5 million in Deferred revenue and credits on the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively.

Related Party Expenses

All employees performing services on behalf of Partnership operations are employees of our Parent. Our Parent also procures insurance policies on our behalf and performs certain general corporate functions for us related to finance, accounting, treasury, legal, information technology, human resources, shared services, government affairs, insurance, health, safety, security, employee benefits, incentives, severance and environmental functional support. Personnel and operating costs incurred by our Parent on our behalf are included in either Operating expenses – related parties or General and administrative – related parties in the condensed consolidated statements of operations, depending on the nature of the service provided.

We paid our Parent an annual fee of $13.6 million in 2019 in the form of monthly installments under the omnibus agreement for general and administrative services provided by our Parent and its affiliates. The annual fee was adjusted to $15.2 million per year, payable in equal monthly installments, beginning on January 1, 2020. We also reimburse our Parent for personnel and other costs related to the direct operation, management and maintenance of the assets and services and certain direct or allocated costs and expenses incurred by our Parent or its affiliates on our behalf pursuant to the terms in the omnibus agreement.

For the three months ended March 31, 2020 and 2019, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

	Three Months Ended March 31,
	2020	2019
Operating expenses—related parties	$1.5	$1.5
Maintenance expenses—related parties	0.1	—
General and administrative—related parties	3.9	3.4
Total costs and expenses—related parties	$5.5	$4.9

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

Share-based compensation related to the employees of our Parent who provide services to us is charged to the Partnership pursuant to the terms of the omnibus agreement. The Partnership also issued its own unit-based compensation under a long-term incentive plan. See Note 11 - Unit-Based Compensation.

Non-controlling Interests

Non-controlling interests consist of the 35% ownership interest in Mardi Gras held by our Parent at March 31, 2020 and 2019. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on the condensed consolidated balance sheets and Net income attributable to non-controlling interests on the condensed consolidated statements of operations.

8. Net Income Per Limited Partner Unit

The following table details the distributions declared and/or paid for the periods presented:

Three Months Ended	Date Paid or to be Paid	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit (in dollars)
December 31, 2018	February 14, 2019	$—	$15.8	$15.8	$31.6	$0.3015
March 31, 2019	May 15, 2019	0.2	16.4	16.4	33.0	0.3126
December 31, 2019	February 13, 2020	1.2	18.2	18.2	37.6	0.3475
March 31, 2020	May 14, 2020	1.2	18.2	18.2	37.6	0.3475

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

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the General Partner and limited partners for that reporting period. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net income attributable to the Partnership	$41.7	$37.2
Less:
Incentive distribution rights currently held by the General Partner	1.2	0.2
Limited partners' distribution declared on common units	18.2	16.4
Limited partners' distribution declared on subordinated units	18.2	16.4
Net income attributable to the Partnership in excess of distributions	$4.1	$4.2

	Three Months Ended March 31, 2020
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$1.2	$18.2	$18.2	$37.6
Net income attributable to the Partnership in excess of distributions	—	2.1	2.0	4.1
Net income attributable to the Partnership	$1.2	$20.3	$20.2	$41.7
Weighted average units outstanding:
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.39	$0.39

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	Three Months Ended March 31, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$0.2	$16.4	$16.4	$33.0
Net income attributable to the Partnership in excess of distributions	—	2.1	2.1	4.2
Net income attributable to the Partnership	$0.2	$18.5	$18.5	$37.2
Weighted average units outstanding:
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.35	$0.35

9. Fair Value Measurements

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature.

The carrying value of borrowings under the term loan as of March 31, 2020, and the credit facility as of December 31, 2019, approximate fair value as the interest rates are reflective of market rates.

10. Commitments and Contingencies

Legal Proceedings

The Partnership is a party to ongoing legal proceedings in the ordinary course of business. For each outstanding legal matter, if any, we will evaluate the merits of the case, exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. While the outcome of these proceedings cannot be predicted with certainty, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on the Partnership's business, financial condition, results of operations or liquidity.

Indemnification

Under an omnibus agreement, our Parent will indemnify us for certain environmental liabilities, litigation and other matters attributable to the ownership or operation of assets prior to Partnership ownership. For the purposes of determining the indemnified amount of any loss suffered or incurred by the Partnership, the Partnership’s ownership of 28.5% in Mars, and 65% in Mardi Gras, and Mardi Gras’ 56% ownership in Caesar, 53% ownership in Cleopatra, 65% ownership in Endymion and 65% ownership in Proteus will be considered. Indemnification for certain identified environmental liabilities is subject to a cap of $25 million without any deductible. Other matters covered by the omnibus agreement are subject to a cap of $15 million and an aggregate deductible of $0.5 million before we are entitled to indemnification. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the Initial Public Offering ("IPO") and that are identified before the third anniversary of the closing of the IPO.

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

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. We record provisions for environmental liabilities based on management’s best estimates, using all information that is available at the time. In making environmental

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progress, additional information is obtained, requiring revisions to estimated costs. We are indemnified by our Parent under the omnibus agreement against environmental cleanup costs for incidents that occurred prior to Partnership ownership. Revisions to the estimated environmental liability for conditions that are not indemnified under the omnibus agreement with our Parent are reflected in the Partnership's condensed consolidated statements of operations in the year in which they are probable and reasonably estimable.

We accrued $3.6 million and $3.7 million for environmental liabilities at March 31, 2020 and December 31, 2019, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	March 31, 2020	December 31, 2019
Current portion of environmental remediation obligations	Other current liabilities	$0.6	$0.6
Long-term portion of environmental remediation obligations	Other liabilities	3.0	3.1
Total		$3.6	$3.7

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets $3.6 million and $3.7 million at March 31, 2020 and December 31, 2019, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	March 31, 2020	December 31, 2019
Current portion of indemnification assets	Other current assets	$0.6	$0.6
Non-current portion of indemnification assets	Other assets	3.0	3.1
Total		$3.6	$3.7

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and recorded an impairment in 2019. Please refer to Note 14 – Commitments and Contingencies in the Partnership's 2019 10-K for further details.

We have incurred $0.1 million for response expense during the three months ended March 31, 2020. Our assets are insured with a deductible of $1.0 million per incident. Total costs associated with the incident were offset with an insurance receivable of $5.1 million on our condensed consolidated balance sheet as of March 31, 2020. The insurance receivable is recorded as $4.3 million under "Other current assets" and $0.8 million under "Other assets" on our condensed consolidated balance sheet as of March 31, 2020.

11. Unit-Based Compensation

Long-Term Incentive Plan

On October 26, 2017, the General Partner adopted the BP Midstream Partners LP 2017 Long Term Incentive Plan (the “LTIP”). Awards under the LTIP are available for eligible officers, directors, employees and consultants of the General Partner and its affiliates, who perform services for the Partnership. The LTIP allows the Partnership to grant unit options, unit appreciation rights, restricted units, phantom units, unit awards, cash awards, performance awards, distribution equivalent rights, substitute awards and other unit-based awards. The maximum aggregate number of common units that may be issued pursuant to the awards granted under the LTIP shall not exceed 5,502,271, subject to proportionate adjustment in the event of unit splits and similar events.

Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the three months ended March 31, 2020:

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	Phantom Units
	Number of Units (in units)	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2019	15,227	$16.64
Granted	16,038	14.03
Vested	(15,227)	16.64
Outstanding at March 31, 2020	16,038	$14.03

For the three months ended March 31, 2020 and 2019, total compensation expense recognized for phantom unit awards were approximately $63 thousand and $40 thousand, respectively. The unrecognized compensation cost related to phantom unit awards was approximately $203 thousand at March 31, 2020, which is expected to be recognized over a weighted average period of 0.9 years.

12. Variable Interest Entity

Mardi Gras is a Delaware limited liability company and a pass-through entity for U.S. federal and state income tax purposes. Mardi Gras holds equity interests in the Mardi Gras Joint Ventures and accounts for them as equity method investments. Mardi Gras does not have any other operations or activities. The remaining interests in each of the Mardi Gras Joint Ventures are owned by unaffiliated third-party investors. Each of the Mardi Gras Joint Ventures is managed by its respective management committee, and decisions made by these management committees require approval of two or more members that are not affiliates with equity interest holdings meeting certain thresholds.

We have 65% ownership interest and 100% managing member interest in Mardi Gras. The remainder of the economic interest in Mardi Gras was held 34% by BP Pipelines and 1% by an affiliate of BP. Through our managing member interest in Mardi Gras, we have the right to vote 100% of Mardi Gras’ interest in each of the Mardi Gras Joint Ventures. We determined that Mardi Gras is a variable interest entity because (i) we hold disproportional voting rights as compared to our economic interest in Mardi Gras, and (ii) substantially all of Mardi Gras’ activities involve or are conducted on behalf of our Parent, which holds disproportionately few voting rights.

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

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at March 31, 2020 and December 31, 2019. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

The financial position of Mardi Gras at March 31, 2020 and December 31, 2019, its financial performance for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019, as reflected in the condensed consolidated financial statements, are as follows:

	March 31, 2020	December 31, 2019
Balance sheet
Equity method investments	$388.7	$391.3
Non-controlling interests	136.0	136.9

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	Three Months Ended March 31,
	2020	2019
Statement of operations
Income from equity method investments	$16.6	$9.9
Less: Net income attributable to non-controlling interests	5.8	3.5
Net impact on Net income attributable to the Partnership	$10.8	$6.4

	Three Months Ended March 31,
	2020	2019
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$16.4	$9.9
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	2.8	3.2
Cash flows from financing activities
Distributions to non-controlling interests	(6.7)	(4.6)
Net change on the Partnership's cash and cash equivalents	$12.5	$8.5

13. Subsequent Events

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the distribution noted below, that require recognition or disclosure in the condensed consolidated financial statements.

Distribution

On April 15, 2020, we declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on April 30, 2020, for the three months ended March 31, 2020. The distribution, combined with distributions to our General Partner, will be paid on May 14, 2020, and will total $37.6 million, with $16.6 million distributed to our non-affiliated common unitholders, and $21.0 million, including $1.2 million for IDRs distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Quarterly Report”) includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact included in this Quarterly Report, regarding Partnership's strategy, future growth, future operations, future actions, the continued effects of the global COVID-19 pandemic on demand, the effects of the continued volatility of commodity prices and the related macroeconomic and political environment, volumes, capital requirements, conditions or events, future operating results or the ability to generate sales, our potential exposure to market risks, statements relating to the expected amount of cash available for distribution and level of distributions, financial position, estimated revenues and losses, projected cost, prospects, plans and objectives of management, are forward-looking statements.

When used in this Quarterly Report, you can identify forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should,” “would” or other similar expressions that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019, under Part II, Item 1A of this Quarterly Report and other cautionary statements contained in this filing.

We based forward-looking statements on current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. We caution you that these statements are not guarantees of future performance as they involved assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. Accordingly, actual outcomes and results may differ materially from what the Partnership has expressed or forecast in the forward-looking statements.

Forward-looking statements may include statements about:
•The continuation of a swift and material decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly may lead to a significant reduction of domestic crude oil and natural gas production, which in turn could result in significant declines in the actual or expected volumes transported through our pipelines and/or the reduction of commercial opportunities that might otherwise be available to us.
•Uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread of the COVID-19 virus to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for crude oil, natural gas, refined products and diluent.
•Uncertainty regarding the future actions of foreign oil producers such as Saudi Arabia and Russia and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil.
•Uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the midstream services we provide and the commercial opportunities available to us.
•The effect of an overhang of significant amounts of crude oil inventory stored in the United States and elsewhere and the impact that such inventory overhang ultimately has on our customer’s operations as well as the timing of a return to market conditions that support increased drilling and production activities in the United States.
•Our inability to perform our obligations under our contracts, whether due to non-performance by third parties, including our customers or counterparties, market constraints, third-party constraints, legal constraints (including governmental orders or guidance), or other factors.
•The continued ability of BP and any non-affiliate customers to satisfy their obligations under commercial and other agreements and the impact of lower market prices for crude oil, natural gas, refined products and diluent including the ability to satisfy such obligations as they may be impacted by the effects of COVID-19.
•The volume of crude oil, natural gas, refined products and diluent we transport or store and the prices that we can charge Partnership customers.
•The tariff rates with respect to volumes that we transport through Partnership regulated assets, which rates are subject to review and possible adjustment imposed by federal and state regulators.
•Changes in revenue the Partnership realizes under the fixed loss allowance provisions fees and tariffs resulting from changes in underlying commodity prices.
•Fluctuations in the prices for crude oil, natural gas, refined products and diluent.
•The level of onshore and offshore production and demand for crude oil, natural gas, refined products and diluent.
•Partnership ability to successfully integrate recently acquired assets and realize the anticipated benefits of such acquisitions.

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
•The impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations.
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
•Direct or indirect effects on Partnership operations resulting from actual or threatened terrorist incidents or acts of war.
•Changes in, and availability to us of the equity and debt capital markets.

Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Partnership or persons acting on the Partnership's behalf may issue.

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

The following management discussion and analysis of financial conditions and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Partnership's 2019 10-K"). All amounts are in millions of dollars, unless otherwise indicated.

Partnership Overview

We are a fee-based, growth-oriented master limited partnership formed by BP Pipelines, an indirect wholly owned subsidiary of BP, to own, operate, develop and acquire pipelines and other midstream assets. Partnership assets consist of interests in entities that own crude oil, natural gas, refined products and diluent pipelines and refined product terminals serving as key infrastructure for BP and other customers to transport onshore crude oil production to BP’s Whiting Refinery and offshore crude oil and natural gas production to key refining markets and trading and distribution hubs. Certain Partnership assets deliver refined products and diluent from the Whiting Refinery and other U.S. supply hubs to major demand centers.

As of March 31, 2020, the Partnership's assets consisted of the following:

•BP Two Pipeline Company LLC, which owns the BP#2 crude oil pipeline system (“BP2”).
•BP River Rouge Pipeline Company LLC, which owns the Whiting to River Rouge refined products pipeline system (“River Rouge”).
•BP D-B Pipeline Company LLC, which owns the Diamondback diluent pipeline system (“Diamondback”). BP2, River Rouge, and Diamondback together are referred to as the "Wholly Owned Assets".
•28.5% ownership interest in Mars Oil Pipeline Company, LLC (“Mars”), which owns a major corridor crude oil pipeline system in the Gulf of Mexico.
•65% ownership interest and 100% managing member interest in Mardi Gras Transportation System Company, LLC (“Mardi Gras”), which holds the following investments in joint ventures located in the Gulf of Mexico:
•56% ownership interest in Caesar Oil Pipeline Company, LLC (“Caesar”),
•53% ownership interest in Cleopatra Gas Gathering Company, LLC (“Cleopatra”),
•65% ownership interest in Proteus Oil Pipeline Company, LLC (“Proteus”), and,
•65% ownership interest in Endymion Oil Pipeline Company, LLC (“Endymion”). Together Endymion, Caesar, Cleopatra and Proteus are referred to as the “Mardi Gras Joint Ventures.”
•22.7% ownership interest in Ursa Oil Pipeline Company, LLC ("Ursa").
•25% ownership interest in KM Phoenix Holdings, LLC ("KM Phoenix").

The Partnership generates a majority of revenue by charging fees for the transportation of crude oil, refined products and diluent through pipelines under long-term agreements with minimum volume commitments (“MVC”). We do not engage in the marketing and trading of any commodities. All operations are conducted in the United States, and all long-lived assets are located in the United States. Partnership operations consist of one reportable segment.

Certain Partnership businesses are subject to regulation by various authorities including, but not limited to the Federal Energy Regulatory Commission ("FERC"). Regulatory bodies exercise statutory authority over matters such as common carrier tariffs, construction, rates and ratemaking and agreements with customers.

Business Environment, Market Conditions and Outlook

The impact to the energy industry from both the recent swift and material decline in commodity prices and the global outbreak of COVID-19 have been unprecedented. Through the end of the first quarter, our assets remain operational. We did experience some adverse financial impact at the end of the first quarter which we expect to continue. Management continues to monitor the challenging macro environment. For risks associated with these and other factors, see “Item 1A. Risk Factors” in this Quarterly Report.

Management continues to work closely with BP Pipelines, as operator of our assets under the Omnibus Agreement, to ensure appropriate practices are adopted for continued functioning of our assets as well as mitigation strategies for any office or worksite where COVID-19 may be detected.

COVID-19

In the first quarter of 2020, the COVID-19 outbreak spread across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries, have resulted in a significant drop in general economic activity and a resulting decrease in demand for petroleum and petroleum-based products.

Decline in Demand and Potential Impact to Our Operations

The unprecedented supply and demand dynamics created by demand decreases resulting from COVID-19 and supply increases resulting from recent periods of increased production by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other counties, including Russia, beginning in March 2020, have resulted in severe declines in commodity prices and created volatility, uncertainty, and turmoil in the oil and gas industry. While in April 2020, OPEC+ agreed to cut production, the production cuts have yet to offset the decrease in demand resulting from the COVID-19 pandemic and related economic repercussions. As a result, the price of oil has remained depressed to historic levels and available storage and transportation capacity for production is increasingly limited. With the storage and transportation constraints further adding to the pressure on commodities prices, refiners have started to curtail output and producers all over the world – including in the United States – have significantly decreased their capital programs and even started to shut-in production.

In the first quarter 2020, we have not experienced a material financial impact on our onshore pipelines as a result of reduced demand, as we have MVCs on all onshore pipelines through December 31, 2020 (and for certain volumes on Diamondback, through June 30, 2021). However, we could experience a material financial impact if volumes shipped on our pipelines remain below such minimum commitments through the end of 2020 as a result of reduced consumer demand due to the response to the COVID-19 pandemic. If these conditions persist beyond December 31, 2020 and BP does not renew or extend our MVCs at all or at similar levels, it could have a material adverse effect on our financial results and condition. BP has no obligation to renew or extend our MVCs at any level.

We also have not experienced any decline in demand for our services on our offshore pipelines in the first quarter. We expect demand to be resilient, as offshore projects are larger capital projects planned over many years and less impacted by temporary changes in capital investment. BP and our other customers, as well as us and other third-party operators of our pipelines, have implemented various protocols for both onshore and offshore personnel in efforts to limit the impact of COVID-19; however, those may not prove fully successful. There is risk of decreased volumes with respect to the offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. Additionally, we expect the shippers on the offshore pipelines to continue to find buyers for their production, however they may not be successful.

We have taken steps and continue to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and the industry downturn on our operations and our financial condition. We have also worked with BP Pipelines and the third-party operators of our assets to ensure that COVID-19 response and business continuity plans have been implemented across all of our assets and operations. BP employees, including BP Pipelines personnel, have been working from home since March 16, 2020, except those deemed critical to the functioning of owned and managed assets. For those that are critical and are required to be on-site, protocols have been implemented to protect those employees. Thus far, BP does not have a significant number of employees diagnosed with COVID-19 and working remotely has not significantly impacted our operations, including use of financial reporting systems, nor has it significantly impacted our internal control environment. We have not incurred, and in the future do not expect to incur, significant expenses related to business continuity. However, our continuing operations and the management of the immediate and contingent safety measures would likely become increasingly difficult if BP employees are infected by COVID-19 and the practical difficulties of social distancing impact productivity.

We also continue to monitor our liquidity position. As of March 31, 2020, we had available capacity of $132 million under our unsecured revolving credit facility with an affiliate of BP and $105.5 million cash and our only outstanding indebtedness is $468 million outstanding under the term loan, with no principal payments due until 2025. We experienced a sharp decline in the price of our common units over the first quarter of 2020, a condition that is consistent across our sector and may impair our ability to access capital markets. We do not have any debt covenants or other lending arrangements that depend upon our unit price. We are in compliance with the covenants contained in both our revolving credit facility and term loan, both of which include the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Please see “Capital Resources and Liquidity” and Note 6 - Debt for additional information.

We are unable to reasonably predict when, or to what extent, demand for petroleum and petroleum-based products and the overall markets and global economy will stabilize, and the pace of any subsequent recovery for the oil and gas industry. Further, to what extent these events do ultimately impact our business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous evolving factors that cannot be predicted, including the duration of the pandemic. As noted above, BP Pipelines and the third-party operators of our assets have taken steps and continue to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and the industry downturn on our operations and financial condition. However, given the tremendous uncertainty and turmoil, there is no certainty that the measures we take will be ultimately sufficient.

How We Evaluate Our Operations

Partnership management uses a variety of financial and operating metrics to analyze performance. These metrics are significant factors in assessing operating results and profitability and include: (i) safety and environmental metrics, (ii) revenue (including FLA) from throughput and utilization; (iii) operating expenses and maintenance spend; (iv) Adjusted EBITDA (as defined below); and (v) cash available for distribution (as defined below).

Preventative Safety and Environmental Metrics

We are committed to maintaining and improving the safety, reliability and efficiency of Partnership operations. As noted above, we have worked with BP Pipelines and the third-party operators of our assets to ensure that COVID-19 response and business continuity plans have been implemented across all of our assets and operations. We have implemented reporting programs requiring all employees and contractors of our Parent who provide services to us to record environmental and safety related incidents. The Partnership's management team uses these existing programs and data to evaluate trends and potential interventions to deliver on performance targets. We integrate health, occupational safety, process safety and environmental principles throughout Partnership operations to reduce and eliminate environmental and safety related incidents.

Throughput

We have historically generated substantially all of our revenue under long-term agreements or FERC-regulated generally applicable tariffs by charging fees for the transportation of products through our pipelines. The amount of revenue we generate under these agreements depends in part on the volumes of crude oil, natural gas, refined products and diluent on our pipelines.

Volumes on pipelines are primarily affected by the supply of, and demand for, crude oil, natural gas, refined products and diluent in the markets served directly or indirectly by partnership assets. Results of operations are impacted by our ability to:

•utilize any remaining unused capacity on, or add additional capacity to, Partnership pipeline systems;
•increase throughput volumes on Partnership pipeline systems by making connections to existing or new third-party pipelines or other facilities, primarily driven by the anticipated supply of and demand for crude oil, natural gas, refined products and diluent;
•identify and execute organic expansion projects; and
•increase throughput volumes via acquisitions.

In addition, substantially all of our aggregate revenue on BP2, Diamondback and River Rouge is supported by commercial agreements with BP Products. We are a party to two throughput and deficiency agreements with BP Products and one dedication agreement with a third-party for Diamondback. The dedication agreement and one throughput and deficiency agreement for Diamondback were renewed in 2020 and will now expire in June 2021. The other throughput and deficiency agreement for Diamondback will expire on December 31, 2020 by its term, if it is not renewed. BP Products has entered into minimum volume commitment agreements with respect to BP2 and River Rouge, and these two throughput and deficiency agreements will expire by their terms on December 31, 2020, if they are not renewed.

Storage Utilization

Storage utilization is a metric that we use to evaluate the performance of our storage and terminalling assets. We define storage utilization as the percentage of the contracted capacity in barrels compared to the design capacity of the tank.

Operating Expenses and Total Maintenance Spend

Operating Expenses

Management seeks to maximize profitability by effectively managing operating expenses. These expenses are comprised primarily of labor expenses (including contractor services), general materials, supplies, minor maintenance, utility costs (including electricity and fuel) and insurance premiums. Utility costs fluctuate based on throughput volumes and the grades of crude oil and types of refined products we handle. Other operating expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period.

Total Maintenance Spend - Wholly Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding total maintenance requirements. Total Maintenance Spend for the three months ended March 31, 2020 and 2019, respectively, is shown in the table below:

	Three Months Ended March 31,
	2020	2019
	(in millions of dollars)
Wholly Owned Assets
Maintenance expenses	$0.3	$0.3
Maintenance capital expenditures	0.7	0.2
Maintenance capital recovery(1)	(0.6)	—
Total Maintenance Spend - Wholly Owned Assets	$0.4	$0.5
(1) Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.

The Partnership seeks to maximize profitability by effectively managing maintenance expenses, which consist primarily of safety and environmental integrity programs. We seek to manage maintenance expenses on owned and operated pipelines by scheduling maintenance over time to avoid significant variability in maintenance expenses and minimize impact on cash flows, without compromising our commitment to safety and environmental stewardship.

Maintenance expenses represent the costs we incur that do not significantly extend the useful life or increase the expected output of property, plant and equipment. These expenses include pipeline repairs, replacements of immaterial sections of pipelines, inspections, equipment rentals and costs incurred to maintain compliance with existing safety and environmental standards, irrespective of the magnitude of such compliance expenses. Maintenance expenses may vary significantly from period to period because certain expenses are the result of scheduled safety and environmental integrity programs, which occur on a multi-year cycle and require substantial outlays.

Maintenance capital expenditures represent expenditures to sustain operating capacity or operating income over the long term. Examples of maintenance capital expenditures include expenditures made to purchase new or replacement assets or extend the useful life of existing assets. These expenditures includes repairs and replacements of storage tanks, replacements of significant sections of pipelines and improvements to an asset’s safety and environmental standards.

Adjusted EBITDA and Cash Available for Distribution

The Partnership defines Adjusted EBITDA as net income before net interest expense, income taxes, gain or loss from disposition of property, plant and equipment, and depreciation and amortization, plus cash distributed to the Partnership from equity method investments for the applicable period, less income from equity method investments. The Partnership defines Adjusted EBITDA attributable to the Partnership as Adjusted EBITDA less Adjusted EBITDA attributable to non-controlling interests. We present these financial measures because we believe replacing our proportionate share of equity method investments’ net income with the cash received from such equity method investments more accurately reflects the cash flow from our business, which is meaningful to our investors.

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

Adjusted EBITDA and cash available for distribution are non-GAAP ("GAAP" refers to Unites States generally accepted accounting principles) supplemental financial measures, which are metrics that management and external users of Partnership condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:
•operating performance as compared to other publicly traded Partnerships in the midstream energy industry, without regard to historical cost basis or financing methods;
•ability to generate sufficient cash to support decisions to make distributions to our unitholders;
•ability to incur and service debt and fund capital expenditures; and
•viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

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

Factors Affecting Our Business

Partnership business can be negatively affected by sustained downturns or slow growth in the economy in general and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our customers’ operations. For example, as discussed earlier, in March of 2020, the spot price of West Texas Intermediate (“WTI”) crude declined over 50% in response to reductions in global demand due to the COVID-19 pandemic and announcements by Saudi Arabia and Russia of plans to increase crude oil production. In addition to the collapse in oil prices, demand for many refined petroleum products has also declined sharply causing refineries to curtail output. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions on the mobility of consumers and the related impact on crude oil prices and the U.S. and global economy and capital markets is uncertain. The uncertain future impacts of COVID-19 and swift shifts in the demand for oil may negatively impact our financial position, particularly our cash flows and liquidity. As of the date of this Quarterly Report, all of our assets remain operational. We did experience some adverse financial impact at the end of the first quarter which we expect to continue.

Customers

BP is our primary customer. Total revenue from BP represented 96.7% and 97.4% of our revenues for the three months ended March 31, 2020 and 2019, respectively. BP’s volumes represented approximately 93.5% and 94.9% of the aggregate total volumes transported on the Wholly Owned Assets for the three months ended March 31, 2020 and 2019, respectively.

In addition, we transport and store crude oil, natural gas and diluent for a mix of third-party customers, including crude oil producers, refiners, marketers and traders, and Partnership assets are connected to other crude oil, natural gas and diluent pipeline systems. In addition to serving directly connected Midwestern U.S. and Gulf Coast markets, our pipelines have access to customers in various regions of the United States and Canada through interconnections with other major pipelines. Customers use our transportation and terminalling services for a variety of reasons. Producers of crude oil require the ability to deliver their product to market and frequently enter into firm transportation contracts to ensure that they will have sufficient capacity available to deliver their product to delivery points with greatest market liquidity. Marketers and traders generate income from buying and selling crude oil, natural gas, refined products and diluent to capitalize on price differentials over time or between markets. Our customer mix can vary over time and largely depends on the crude oil, natural gas, refined products and diluent supply and demand dynamics in our markets.

Regulation

Interstate common carrier pipelines are subject to regulation by various federal, state and local agencies including the FERC, the Environmental Protection Agency ("EPA") and the Department of Transportation ("DOT"). For more information on federal, state and local regulations affecting our business, see Part I, Item 1 and 2. Business and Properties in the Partnership's 2019 10-K.

Acquisition Opportunities

The Partnership plans to pursue acquisitions of complementary assets from BP as well as third parties subject to market conditions and our ability to obtain attractive financing. We also may pursue acquisitions jointly with BP Pipelines. BP Pipelines has granted us a right of first offer with respect to its retained ownership interest in Mardi Gras and all of its interests in midstream pipeline systems and assets related thereto in the contiguous United States and offshore Gulf of Mexico that were owned by BP Pipelines when we were established. Neither BP nor any of its affiliates are under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will focus our acquisition strategy on transportation and midstream assets within the crude oil, natural gas and refined products sectors. We believe that we are well positioned to acquire midstream assets from BP, and particularly BP Pipelines, as well as third parties, should such opportunities arise. Identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

Financing

We expect to fund future capital expenditures primarily from external sources, including borrowings under our credit facility and potential future issuances of equity and debt securities.

We intend to make cash distributions to unitholders at a minimum distribution rate of $0.2625 per unit per quarter ($1.05 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to unitholders and the General Partner, as the holder of incentive distribution rights, most of the cash generated by operations.

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and recorded an impairment in 2019. Please refer to Note 14 – Commitments and Contingencies in the Partnership's 2019 10-K for further details.

We have incurred $0.1 million for response expense during the three months ended March 31, 2020. Our assets are insured with a deductible of $1.0 million per incident. Total costs associated with the incident were offset with an insurance receivable of $5.1 million on our condensed consolidated balance sheet as of March 31, 2020. The insurance receivable is recorded as $4.3 million under "Other current assets" and $0.8 million under "Other assets" on our condensed consolidated balance sheet as of March 31, 2020.

Results of Operations

The following tables and discussion contain a summary of condensed consolidated results of operations for the three months ended March 31, 2020 and 2019.

As mentioned above, in the first quarter 2020, our financial condition and results of operations have not been significantly impacted by the current pandemic or the swift and material decline in commodity prices. We do, however, expect to experience a material financial impact if volumes shipped on our onshore assets remain below the MVCs through the end of 2020. Additionally, if the economic downturn extends into 2021 including limited demand for refined products and a depressed oil price, we would be exposed to lower volumes flowing through our onshore assets without the benefit of the current MVCs from BP. Lower volumes flowing through the offshore assets, either due to depressed demand or lack of storage capacity or both, could cause our income from equity method investments to decline until such time as demand recovers.

	Three Months Ended March 31,
	2020	2019
	(in millions of dollars)
Revenue	$30.7	$30.2
Costs and expenses
Operating expenses	5.2	4.8
Maintenance expenses	0.3	0.3
General and administrative	4.8	4.4
Depreciation	0.7	0.6
Property and other taxes	0.1	0.1
Total costs and expenses	11.1	10.2
Operating income	19.6	20.0
Income from equity method investments	31.3	24.4
Interest expense, net	3.4	3.7
Net income	47.5	40.7
Less: Net income attributable to non-controlling interests	5.8	3.5
Net income attributable to the Partnership	$41.7	$37.2

Adjusted EBITDA*	$54.5	$49.1
Less: Adjusted EBITDA attributable to non-controlling interests	6.7	4.6
Adjusted EBITDA attributable to the Partnership	$47.8	$44.5
* See Reconciliation of Non-GAAP Measures below.

	Three Months Ended March 31,
Pipeline throughput (thousands of barrels per day)(1)	2020	2019
BP2	286	306
Diamondback	82	79
River Rouge	73	69
Total Wholly Owned Assets	441	454

Mars	537	556

Caesar	185	214
Cleopatra(2)	21	27
Proteus	225	97
Endymion	225	97
Mardi Gras Joint Ventures	656	435

Ursa	95	112

Average revenue per barrel ($ per barrel)(3)
Total Wholly Owned Assets	$0.76	$0.74
Mars	1.39	1.21
Mardi Gras Joint Ventures	0.60	0.74
Ursa	0.87	0.86
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(3) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Total revenue from wholly owned assets increased by approximately $0.5 million or 1.7% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to the following factors:
•Increase of $1.3 million or 15.9% increase in throughput revenue attributable to a 7.8% increase in throughput volume and a 7.6% increase in weighted average tariff rate from River Rouge.
•Increase of $0.3 million or 9.2% increase in throughput revenue attributable to a 4.0% increase in throughput volume and a 5.0% increase in the weighted average tariff rate from Diamondback.
•The above increases were partially offset by BP2 which had a $0.2 million or 1.5% decrease in throughput revenue attributable to a 5.5% decrease in throughput volume, and
•Revenue from allowance oil was lower by $0.9 million or 39.8% primarily due to lower volume on BP2 and a lower realized price per barrel.

Operating expenses increased by $0.4 million or 8.3% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily attributable to a $0.2 million increase in insurance expense due to higher insurance rates and $0.2 million increase in energy cost.

General and administrative expense increased by $0.4 million or 9.1% in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the increase in the omnibus charge on January 1, 2020.

Income from equity method investments increased by $6.9 million or 28.3% in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to an increase of $3.5 million and $4.8 million of incremental earnings in the current period from Proteus and Endymion, respectively. These two assets had reduced activity due to maintenance in the three months ended March 31, 2019, compared to the three months ended March 31, 2020. The three months ended March 31, 2020, included production from Appomattox whereas the three months ended March 31, 2019, did not. This increase was offset by a net decrease of $1.4 million in income from all other equity method investments.

Interest expense decreased by $0.3 million or 8.1% in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to lower interest rates in the quarter.

Net income attributable to non-controlling interests increased by $2.3 million or 65.7% in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to higher earnings from Mardi Gras in the quarter.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$47.5	$40.7
Add:
Depreciation	0.7	0.6
Interest expense, net	3.4	3.7
Cash distributions received from equity method investments — Mardi Gras Joint Ventures	19.2	13.0
Cash distributions received from equity method investments — Mars	13.0	12.2
Cash distributions received from equity method investments — Others	2.0	3.3
Less:
Income from equity method investments — Mardi Gras Joint Ventures	16.6	9.8
Income from equity method investments — Mars	12.5	11.9
Income from equity method investments — Others	2.2	2.7
Adjusted EBITDA	54.5	49.1
Less:
Adjusted EBITDA attributable to non-controlling interests	6.7	4.6
Adjusted EBITDA attributable to the Partnership	47.8	44.5
Add:
Net adjustments from volume deficiency agreements	0.1	(0.7)
Maintenance capital recovery(1)	0.6	—
Less:
Net interest paid/(received)	7.2	7.7
Maintenance capital expenditures	0.7	0.2
Cash reserves(2)	(3.5)	(3.8)
Cash available for distribution attributable to the Partnership	$44.1	$39.7

(1) Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2) Reflects cash reserved due to timing of interest payment(s).

	Three Months Ended March 31,
	2020	2019
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$48.9	$37.0
Add:
Interest expense, net	3.4	3.7
Distribution in excess of earnings from equity method investments	2.8	3.2
Less:
Changes in other assets and liabilities	0.5	(5.3)
Non-cash adjustments	0.1	0.1
Adjusted EBITDA	54.5	49.1
Less:
Adjusted EBITDA attributable to non-controlling interests	6.7	4.6
Adjusted EBITDA attributable to the Partnership	47.8	44.5
Add:
Net adjustments from volume deficiency agreements	0.1	(0.7)
Maintenance capital recovery(1)	0.6	—
Less:
Net interest paid/(received)	7.2	7.7
Maintenance capital expenditures	0.7	0.2
Cash reserves(2)	(3.5)	(3.8)
Cash available for distribution attributable to the Partnership	$44.1	$39.7

(1) Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2) Reflects cash reserved due to timing of interest payment(s).

Capital Resources and Liquidity

Currently, we expect our primary ongoing sources of liquidity to be cash generated from operations (including distribution from equity method investments), and, as needed, borrowings under our existing credit facility. The entities in which we own an interest may also incur debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. As of March 31, 2020, our liquidity was $237.5 million, consisting of $105.5 million of cash and $132 million available under our existing credit facility with BP.

As noted in “Decline in Demand and Potential Impact to Our Operations,” our assets remain operational and we have not experienced significant financial impacts in the first quarter of 2020 due to the COVID-19 pandemic and related declines in commodity prices as a result of our MVCs with respect to our onshore operations and the nature of our offshore operations. However, we do expect to experience a material financial impact if volumes shipped on our onshore assets remain below the MVCs through the end of 2020. Additionally, there is risk of decreased volumes with respect to the offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. Our only debt outstanding is our $468 million borrowed under our term loan with an affiliate of BP, and there are no principal payments required with respect to that facility until 2025.

However, in the longer term, if reduced demand were to persist through 2021 and longer, we may not be able to continue to generate similar levels of operating cash flow and our liquidity and capital resources may not be sufficient to make our current levels of cash distributions to unitholders or even our minimum quarterly distribution. In particular, if these conditions persist beyond December 31, 2020, and result in a significant decline in demand for our services with respect to our onshore pipelines, and BP does not renew or extend our MVCs at all or at similar levels, it could have a material adverse effect on our cash flows and financial condition, including limiting our ability to access capacity under our credit facility with BP if we are unable to meet the financial covenants or otherwise receive a waiver of the same. BP has no obligation to renew or extend our MVCs at any level. Although we continue to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and the industry downturn on our operations and our financial condition, there is no certainty that the measures we take will be ultimately sufficient. We are unable to reasonably predict when, or to what extent, demand for petroleum products and the overall markets and global economy will stabilize, and the pace of any subsequent recovery for the oil and gas industry. Further, to what extent these events do ultimately impact our business, liquidity, financial condition, and results of operations over the longer term is highly uncertain and dependent on numerous evolving factors that cannot be predicted, including the duration of the pandemic.

Cash Distributions

The board of directors of our General Partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or approximately $110 million per year in the aggregate, based on the number of common and subordinated units outstanding as of March 31, 2020. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of expenses, including payments to our General Partner and its affiliates.

On April 15, 2020, we declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on April 30, 2020, for the three months ended March 31, 2020. The distribution, combined with distributions to our General Partner, will be paid on May 14, 2020, and will total $37.6 million, with $16.6 million being distributed to non-affiliated common unitholders and $21.0 million, including $1.2 million for IDRs, being distributed to our Parent in respect of its ownership of Partnership common units, subordinated units and IDRs.

Revolving Credit Facility

On October 30, 2017, the Partnership entered into the $600 million unsecured Credit Facility with an affiliate of BP. The Credit Facility terminates on October 30, 2022, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA (as defined in the Credit Facility), not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of our General Partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our leverage ratio to exceed 4.5 to 1.0.

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

In connection with our acquisition in the fourth quarter of 2018, we borrowed $468 million from the Credit Facility. This amount was outstanding at December 31, 2019, and repaid as of March 31, 2020.

Term Loan Facility Agreement

On February 24, 2020, the Partnership entered into a $468 million term loan with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under our existing Credit Facility. Please refer to Note 9 - Debt in the Partnership's 2019 10-K for further details. The term loan has a final repayment date of February 24, 2025 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600 million. All other terms of the credit facility remain the same. As of March 31, 2020, the Partnership was in compliance with the covenants contained in the term loan facility and the credit facility.

Cash Flows from Operations

Operating Activities. We generated $48.9 million and $37.0 million in cash flow from operating activities in the three months ended March 31, 2020 and 2019, respectively. The $11.9 million increase in cash flows from operating activities primarily resulted from a $6.1 million increase from operations due largely to an increase in distribution of earnings from equity method investments and a $5.8 million increase from changes in working capital, which primarily resulted from increases in cash inflows of $2.7 million from accounts receivable, $1.4 million from accounts payable, and $1.0 million from deferred revenue and credits.

Investing Activities. Cash flow generated by investing activities was $2.1 million and $3.0 million in the three months ended March 31, 2020 and 2019, respectively. The $0.9 million decrease in cash flow generated by investing activities was due to a $0.5 million increase in capital expenditures and a $0.4 million reduction in excess distributions from equity method investments during the three months ended March 31, 2020.

Financing Activities. Cash flow used in financing activities was $44.3 million and $36.2 million in the three months ended March 31, 2020 and 2019, respectively. The $8.1 million increase in the usage of cash for financing activities was due to increases related to distributions to unitholders and General Partner of $6.0 million and to non-controlling interest of $2.1 million.

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

A summary of capital expenditures related to the Wholly Owned Assets, for the three months ended March 31, 2020 and 2019, is shown in the table below:

	Three Months Ended March 31,
	2020	2019
	(in millions of dollars)
Cash spent on maintenance capital expenditures	$0.7	$0.2
Total capital expenditures incurred	$0.7	$0.2

Capital expenditures reported on the condensed consolidated statement of cash flows for the three months ended March 31, 2020 were $0.7 million, primarily associated with the Griffith Station Electrical and Controls project. Capital expenditures for the three months ended March 31, 2019 were $0.2 million, primarily associated with piping from boosters to mainline pumps for River Rouge.

All capital expenditures in the three months ended March 31, 2020 and 2019 were maintenance expenditures. We did not incur any expansion capital expenditures during such periods.

Contractual Obligations

There were no material changes to contractual obligations as disclosed in the Partnership's 2019 10-K.

Off-Balance Sheet Arrangements

The Partnership has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Critical Accounting Policies and Estimates

There have been no material changes to critical accounting policies as disclosed in the Partnership's 2019 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2020, does not differ materially from that discussed under Item 7A of the Partnership's 2019 10-K.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership's management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Partnership's principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at a reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Partnership's system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Partnership is a party to ongoing legal proceedings in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity. In addition, pursuant to the terms of the various agreements under which we acquired assets from BP since the IPO, BP will indemnify us for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of the acquired assets prior to our acquisition of those assets.

Item 1A. RISK FACTORS

The Partnership is subject to various risks and uncertainties in the course of business. Security holders and potential investors in the Partnership's securities should carefully consider the risk factors set forth below and set forth under “Risk Factors” in the Partnership's 2019 10-K.

Events outside of our control, including a pandemic such as the recent global outbreak of COVID-19, and the potential global recession could have a material adverse impact on our financial position, results of operations and cash flows.

In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries have resulted in a severe drop in general economic activity and a decrease in energy demand. The risks associated with COVID-19 have also impacted the BP Pipelines workforce and the way we meet our business objectives.

The impacts of a global recession would likely extend the time for the current oil markets to absorb excess supplies and rebalance inventory resulting in decreased demand for our midstream services for a number of future quarters.

The current commodity price environment may remain depressed based on over-supply, decreasing demand and a potential global economic recession, as is evidenced by the current historically low prices in the forward curve for oil, for several years. With decreased demand and the storage and transportation constraints further adding to the pressure on commodities prices, refiners have started to curtail output and producers all over the world – including in the United States – have significantly decreased their capital programs and even started to shut-in production. Substantially all of the volumes that we transport through our onshore pipelines are dependent on the ongoing operation of the Whiting Refinery. If these conditions persist beyond December 31, 2020, and result in a significant decline in demand for our services with respect to our onshore pipelines and BP does not renew or extend our MVCs at all or at similar levels, it could have a material adverse effect on our financial results and condition. BP has no obligation to renew or extend our MVCs at any level. In addition, it is possible that volumes may be reduced on our offshore pipelines as well, which are not covered by any MVCs. In the short term, there is risk of decreased volumes with respect to the offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. In the longer term, there is risk that our customers cease investing in additional offshore projects in a protracted low commodity price environment, which would harm our growth. Our profitability may be significantly affected by this decreased demand and these factors could lead to reductions in our distributions to unitholders.

In addition, the outbreak of COVID-19 could potentially further impact the BP Pipelines workforce. The infection of key personnel, and/or the infection of a significant amount of the BP Pipelines workforce, could have a material adverse impact on our business, financial condition and results of operations. BP employees have been working from home since March 16, 2020, except those deemed critical to the functioning of owned and managed assets. A remote workforce could introduce risks to achieving business objectives and/or the ability to maintain our controls and procedures. For example, the technology required for the transition to remote work increases our vulnerability to cybersecurity threats, including threats of unauthorized access to sensitive information or to render data or systems unusable, the impact of which may have material adverse effects on our business and operations. See “Item 1A. Risk Factors - Terrorist or cyber-attacks and threats, or escalation of military activity in response to these attacks, could have a material adverse effect on our business, financial condition or results of operations” in the Partnership's 2019 10-K.

In addition to the risks stated above, our operations are subject to additional risks related to the current economic environment caused by the factors discussed above, including:

•our debt service requirements and other liabilities, and restrictions contained in our debt agreements;
•our ability to maintain sufficient cash available for distribution following the establishment of cash reserves and payment of fees and expenses, to enable us to pay minimum quarterly distributions to unitholders;
•unavailability of third-party pipelines, production platforms, refineries, caverns and other facilities interconnected to our pipelines to transport, produce, refine or store crude oil, natural gas, refined products or diluent;
•demand for refined products or diluent, continues to decrease; and
•the risk of further adverse changes BP’s production or development plans, which we are dependent on for a majority of the crude oil, natural gas, refined products and diluent that we transport

The impacts of COVID-19 and the significant drop in consumer demand has had an unprecedented impact on the global economy and our business. We are unable to predict all potential impacts to our business, the severity of such impacts or the duration.

Item 6. EXHIBITS

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP.	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC.	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC.	S-1	3.4	9/11/2017	333-220407
10.1	Term Loan Facility Agreement, dated February 24, 2020, between BP Midstream Partners LP and North America Funding Company	10-K	10.12	2/27/2020	001-38260
10.2	First Amendment To Short Term Credit Facility Agreement, dated February 24, 2020, between BP Midstream Partners LP and North America Funding Company	10-K	10.13	2/27/2020	001-38260
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32*	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101	The following financial information from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.					X
104	The cover page from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL.					X

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

Date: May 8, 2020	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director