Form 10-Q
period 2020-06-30
BP Midstream Partners LP
filed 2020-08-06
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 5, 2020, the registrant had 52,402,967 common units and 52,375,535 subordinated units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	December 31, 2019
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$114.9	$98.8
Accounts receivable – third parties	0.2	0.6
Accounts receivable – related parties	10.7	11.3
Prepaid expenses	2.0	5.1
Other current assets	5.6	5.0
Total current assets	133.4	120.8
Equity method investments (Note 3)	526.5	534.4
Property, plant and equipment, net (Note 4)	62.9	62.7
Other assets	3.6	4.2
Total assets	$726.4	$722.1

LIABILITIES
Current liabilities
Accounts payable – third parties	$0.8	$0.6
Accounts payable – related parties	1.4	1.7
Deferred revenue and credits	1.6	1.5
Other current liabilities (Note 5)	5.2	6.6
Total current liabilities	9.0	10.4
Long-term debt (Note 6)	468.0	468.0
Other liabilities	3.6	3.5
Total liabilities	480.6	481.9

Commitments and contingencies (Note 10)

EQUITY
Common unitholders – public (2020 – 47,821,790 issued and outstanding; 2019 – 47,806,563 units issued and outstanding)	855.0	851.6
Common unitholders – BP Holdco (2020 and 2019 – 4,581,177 units issued and outstanding)	(60.0)	(60.3)
Subordinated unitholders – BP Holdco (2020 and 2019 – 52,375,535 units issued and outstanding)	(685.7)	(689.2)
General partner	1.2	1.2
Total partners' capital	110.5	103.3
Non-controlling interests	135.3	136.9
Total equity	245.8	240.2
Total liabilities and equity	$726.4	$722.1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions of dollars, unless otherwise indicated)
Revenue
Third parties	$0.8	$0.7	$1.8	$1.5
Related parties	30.7	27.9	60.4	57.3
Total revenue	31.5	28.6	62.2	58.8
Costs and expenses
Operating expenses – third parties	3.1	3.4	6.8	6.7
Operating expenses – related parties	1.3	1.4	2.8	2.9
Maintenance expenses – third parties	1.4	0.6	1.6	0.9
Maintenance expenses – related parties	0.1	0.1	0.2	0.1
General and administrative – third parties	0.7	0.4	1.6	1.4
General and administrative – related parties	3.6	3.7	7.5	7.1
Depreciation	0.6	0.7	1.3	1.3
Impairment and other, net	—	1.0	—	1.0
Property and other taxes	0.2	0.2	0.3	0.3
Total costs and expenses	11.0	11.5	22.1	21.7
Operating income	20.5	17.1	40.1	37.1
Income from equity method investments	26.8	28.8	58.1	53.2
Interest expense, net	1.9	3.8	5.3	7.5
Net income	45.4	42.1	92.9	82.8
Less: Net income attributable to non-controlling interests	4.8	4.8	10.6	8.3
Net income attributable to the Partnership	$40.6	$37.3	$82.3	$74.5

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.38	$0.35	$0.77	$0.70
Subordinated units	$0.38	$0.35	$0.77	$0.70

Weighted average number of limited partner units outstanding - basic and diluted (in millions):
Common units – public	47.8	47.8	47.8	47.8
Common units – BP Holdco	4.6	4.6	4.6	4.6
Subordinated units – BP Holdco	52.4	52.4	52.4	52.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Six Month Period Ended June 30, 2020
	Partners' Capital
(in millions of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2019	$851.6	$(60.3)	$(689.2)	$1.2	$136.9	$240.2
Net income	18.5	1.8	20.2	1.2	5.8	47.5
Distributions to unitholders ($0.3475 per unit) and general partner	(16.6)	(1.6)	(18.2)	(1.2)	—	(37.6)
Unit-based compensation	0.1	—	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	—	(6.7)	(6.7)
Balance at March 31, 2020	853.6	(60.1)	(687.2)	1.2	136.0	243.5
Net income	18.0	1.7	19.7	1.2	4.8	45.4
Distributions to unitholders ($0.3475 per unit) and general partner	(16.6)	(1.6)	(18.2)	(1.2)	—	(37.6)
Unit-based compensation	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(5.5)	(5.5)
Balance at June 30, 2020	$855.0	$(60.0)	$(685.7)	$1.2	$135.3	$245.8

	Six Month Period Ended June 30, 2019
	Partners' Capital
(in millions of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2018	$836.8	$(61.7)	$(705.2)	$—	$141.0	$210.9
Net income	16.9	1.6	18.5	0.2	3.5	40.7
Distributions to unitholders ($0.3015 per unit) and general partner	(14.4)	(1.4)	(15.8)	—	—	(31.6)
Distributions to non-controlling interests	—	—	—	—	(4.6)	(4.6)
Balance at March 31, 2019	839.3	(61.5)	(702.5)	0.2	139.9	215.4
Net income	16.9	1.6	18.4	0.4	4.8	42.1
Distributions to unitholders ($0.3126 per unit) and general partner	(15.0)	(1.4)	(16.4)	(0.2)	—	(33.0)
Unit-based compensation	0.1	—	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	—	(6.0)	(6.0)
Balance at June 30, 2019	$841.3	$(61.3)	$(700.5)	$0.4	$138.7	$218.6

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(in millions of dollars)
Cash flows from operating activities
Net income	$92.9	$82.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1.3	1.3
Impairment and other, net	—	1.0
Non-cash expenses	0.1	0.1
Income from equity method investments	(58.1)	(53.2)
Distributions of earnings received from equity method investments	60.7	55.7
Changes in operating assets and liabilities
Accounts receivable	1.0	(0.6)
Prepaid expenses and other current assets	3.1	2.6
Accounts payable	(0.1)	(1.0)
Deferred revenue and credits	0.1	2.6
Other	(1.5)	(4.0)
Net cash provided by operating activities	99.5	87.3
Cash flows from investing activities
Capital expenditures	(1.3)	(0.3)
Distributions in excess of earnings from equity method investments	5.3	6.6
Net cash provided by investing activities	4.0	6.3
Cash flows from financing activities
Proceeds from issuance of term loan	468.0	—
Repayment of credit facility	(468.0)	—
Distributions to unitholders and general partner	(75.2)	(64.6)
Distributions to non-controlling interests	(12.2)	(10.6)
Net cash used in financing activities	(87.4)	(75.2)
Net change in cash and cash equivalents	16.1	18.4
Cash and cash equivalents at beginning of the period	98.8	57.0
Cash and cash equivalents at end of the period	$114.9	$75.4
Supplemental cash flow information
Cash paid for interest	8.3	12.1
Non-cash investing transactions
Accrued capital expenditures	0.5	0.2

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

As of June 30, 2020, the Partnership's assets consisted of the following:

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Partnership's 2019 10-K").

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

Pipeline Transportation

Revenue from pipeline transportation is comprised of tariffs and fees associated with the transportation of liquid petroleum products, generally at published tariffs and in certain instances, revenue from MVC contracts at negotiated rates. Tariff revenue is recognized either at the point of delivery or at the point of receipt, pursuant to specifications outlined in the respective tariffs. We record revenue for crude oil, refined products and diluent transportation during the period in which they are earned (i.e., either physical delivery of product has taken place or the services designated in the contract have been performed). Partnership services are typically billed on a monthly basis, and we generally do not offer extended payment terms. We accrue revenue based on services rendered but not billed for that accounting month.

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

We recognized $6.0 million of deficiency revenue under the throughput and deficiency agreements with BP Products for the three and six months ended June 30, 2020. We recognized no deficiency revenue for the three and six months ended June 30, 2019.

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
We recognized revenue of $0.8 million and $2.3 million in the three and six months ended June 30, 2020, respectively, related to the FLA arrangements with our Parent. In the three and six months ended June 30, 2019, we recognized revenue of $2.6 million and $5.1 million, respectively, related to FLA arrangements with our Parent.

Disaggregation of Revenue

The following table provides information about disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transportation services revenue - third parties	$0.8	$0.7	$1.8	$1.5
Transportation services revenue - related parties	30.7	27.9	60.4	57.3
Total revenue	$31.5	$28.6	$62.2	$58.8

Future Performance Obligations

The fixed portion of existing customer contracts are summarized in the future performance obligations as of June 30, 2020. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

As of June 30, 2020
Remainder of 2020	$63.9
2021	1.7
Total	$65.6

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

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities:

	June 30, 2020	December 31, 2019
Receivables from contracts with customers - third parties	$0.2	$0.6
Receivables from contracts with customers - related parties	10.7	11.3
Deferred revenue and credits - related parties	1.6	1.5

3. Equity Method Investments

We account for ownership interests in Mars, the Mardi Gras Joint Ventures, Ursa, and KM Phoenix using the equity method for financial reporting purposes. Financial results include the Partnership's proportionate share of Mars, the Mardi Gras Joint Ventures, Ursa and KM Phoenix, which is reflected in Income from equity method investments on the condensed consolidated statements of operations. We did not record any impairment loss on equity method investments during the three and six months ended June 30, 2020 and 2019.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
The table below summarizes the balances and activities related for each equity method investment ("EMI") recorded as of and for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(13.7)	$11.6	$54.3	28.5%	$(13.7)	$11.9	$57.0
Caesar	56.0%	(3.4)	3.7	117.3	56.0%	(4.3)	4.5	119.5
Cleopatra	53.0%	(2.4)	1.2	115.5	53.0%	(3.2)	2.6	118.3
Proteus	65.0%	(5.2)	3.6	72.3	65.0%	(5.2)	3.3	77.7
Endymion	65.0%	(4.8)	5.2	81.5	65.0%	(4.5)	3.5	80.8
Others(1)	Various	(2.3)	1.5	85.6	Various	(2.9)	3.0	86.6
Total Equity Investments		$(31.8)	$26.8	$526.5		$(33.8)	$28.8	$539.9

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(26.7)	$24.1	$54.3	28.5%	$(25.8)	$23.7	$57.0
Caesar	56.0%	(8.3)	8.2	117.3	56.0%	(9.7)	9.8	119.5
Cleopatra	53.0%	(5.3)	3.2	115.5	53.0%	(6.6)	5.4	118.3
Proteus	65.0%	(10.7)	7.7	72.3	65.0%	(7.5)	3.9	77.7
Endymion	65.0%	(10.7)	11.2	81.5	65.0%	(6.5)	4.7	80.8
Others(1)	Various	(4.3)	3.7	85.6	Various	(6.2)	5.7	86.6
Total Equity Investments		$(66.0)	$58.1	$526.5		$(62.3)	$53.2	$539.9

(1) Includes ownership in Ursa (22.7%) and KM Phoenix (25%).

The following table presents aggregated selected income statement data for equity method investments on a 100% basis for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Statement of operations
Revenue	$127.0	$148.1
Operating expenses	57.1	71.2
Net income	70.0	78.1

	Six Months Ended June 30,
	2020	2019
Statement of operations
Revenue	$271.6	$264.1
Operating expenses	121.4	117.0
Net income	150.5	148.4

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Land	$0.2	$0.2
Right-of-way assets	1.4	1.4
Buildings and improvements	6.9	6.9
Pipelines and equipment	94.6	94.4
Other	0.5	0.5
Construction in progress	1.9	0.6
Property, plant and equipment	105.5	104.0
Less: Accumulated depreciation	(42.6)	(41.3)
Property, plant and equipment, net	$62.9	$62.7

There were no impairments on property, plant and equipment for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, an impairment charge of $2.3 million was recorded under "Impairment and other, net" on our condensed consolidated statements of operations. See Note 10 - Commitments and Contingencies.

5. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Current portion of environmental remediation obligation	$0.4	$0.6
Current portion of lease liabilities	0.1	0.1
Accrued interest payable - related parties	1.6	4.2
Accrued liabilities	3.1	1.7
Other current liabilities	$5.2	$6.6

6. Debt

On February 24, 2020, we entered into a $468 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under the existing credit facility. Please refer to Note 9 - Debt in the Partnership's 2019 10-K for further details. The term loan has a final repayment date of February 24, 2025, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into the First Amendment to Short Term Credit Facility Agreement (the "First Amendment") whereby the lender added a provision that indebtedness under both the term loan and the credit facility shall not exceed $600 million. All other terms of the credit facility remain the same. As of June 30, 2020, the Partnership was in compliance with the covenants contained in the term loan facility and the credit facility.

There were $468 million of outstanding borrowings under the term loan at June 30, 2020, and $468 million under the credit facility at December 31, 2019. Interest charges and fees were $2.0 million and $5.6 million for the three and six months ended June 30, 2020, respectively. Interest charges and fees related to the credit facility were $4.1 million and $8.2 million for the three and six months ended June 30, 2019, respectively.

Indebtedness under the term loan bears interest at the 3-month LIBOR plus 0.73%. For the three and six months ended June 30, 2020, the weighted average interest rate for the term loan and the credit facility was 1.69% and 2.28%, respectively.

For the year ended December 31, 2019, the weighted average interest rate for the credit facility was 3.25%. The credit facility includes customary fees, including a commitment fee of 0.10% and a utilization fee of 0.20% per annum.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
7. Related Party Transactions

Related party transactions include transactions with our Parent and its affiliates, including those entities in which our Parent has an ownership interest but over which it does not have control. In addition to the MVC and FLA arrangements discussed in Note 2 - Revenue Recognition and the credit facility and term loan in Note 6 - Debt, we have entered into the following transactions with related parties:

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

Revenue from related parties was $30.7 million and $60.4 million for the three and six months ended June 30, 2020, respectively, and $27.9 million and $57.3 million for the three and six months ended June 30, 2019, respectively.

We recognized $6.0 million of deficiency revenue under the throughput and deficiency agreements with BP Products for the three and six months ended June 30, 2020. We recognized no deficiency revenue for the three and six months ended June 30, 2019. The Partnership recorded $1.6 million and $1.5 million in Deferred revenue and credits on the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively.

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

We paid our Parent an annual fee of $13.6 million in 2019 in the form of monthly installments under the omnibus agreement for general and administrative services provided by our Parent and its affiliates. The annual fee was adjusted to $15.2 million per year, payable in equal monthly installments, beginning on January 1, 2020. During the second quarter of 2020, our Parent agreed to adjust the fee payable under the Omnibus Agreement back to the 2019 annual fee, beginning in the second quarter, pro rated for the remainder of 2020 due to the ongoing economic effects of the global COVID-19 pandemic. A new fee will be in place for 2021. We also reimburse our Parent for personnel and other costs related to the direct operation, management and maintenance of the assets and services and certain direct or allocated costs and expenses incurred by our Parent or its affiliates on our behalf pursuant to the terms in the omnibus agreement.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
For the three and six months ended June 30, 2020 and 2019, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses—related parties	$1.3	$1.4	$2.8	$2.9
Maintenance expenses—related parties	0.1	0.1	0.2	0.1
General and administrative—related parties	3.6	3.7	7.5	7.1
Total costs and expenses—related parties	$5.0	$5.2	$10.5	$10.1

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

Non-controlling Interests

Non-controlling interests consist of the 35% ownership interest in Mardi Gras held by our Parent at June 30, 2020 and 2019. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on the condensed consolidated balance sheets and Net income attributable to non-controlling interests on the condensed consolidated statements of operations.

8. Net Income Per Limited Partner Unit

The following table details the distributions declared and/or paid for the periods presented:

Three Months Ended	Date Paid or to be Paid	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit (in dollars)
December 31, 2018	February 14, 2019	$—	$15.8	$15.8	$31.6	$0.3015
March 31, 2019	May 15, 2019	0.2	16.4	16.4	33.0	0.3126
June 30, 2019	August 14, 2019	0.4	17.0	17.0	34.4	0.3237
December 31, 2019	February 13, 2020	1.2	18.2	18.2	37.6	0.3475
March 31, 2020	May 14, 2020	1.2	18.2	18.2	37.6	0.3475
June 30, 2020	August 13, 2020	1.2	18.2	18.2	37.6	0.3475

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

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the General Partner and limited

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
partners for that reporting period. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to the Partnership	$40.6	$37.3	$82.3	$74.5
Less:
Incentive distribution rights currently held by the General Partner	1.2	0.4	2.4	0.6
Limited partners' distribution declared on common units	18.2	17.0	36.4	33.4
Limited partners' distribution declared on subordinated units	18.2	17.0	36.4	33.4
Net income attributable to the Partnership in excess of distributions	$3.0	$2.9	$7.1	$7.1

	Three Months Ended June 30, 2020
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$1.2	$18.2	$18.2	$37.6
Net income attributable to the Partnership in excess of distributions	—	1.5	1.5	3.0
Net income attributable to the Partnership	$1.2	$19.7	$19.7	$40.6
Weighted average units outstanding:
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.38	$0.38

	Six Months Ended June 30, 2020
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$2.4	$36.4	$36.4	$75.2
Net income attributable to the Partnership in excess of distributions	—	3.6	3.5	7.1
Net income attributable to the Partnership	$2.4	$40.0	$39.9	$82.3
Weighted average units outstanding:
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.77	$0.77

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	Three Months Ended June 30, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$0.4	$17.0	$17.0	$34.4
Net income attributable to the Partnership in excess of distributions	—	1.5	1.4	2.9
Net income attributable to the Partnership	$0.4	$18.5	$18.4	$37.3
Weighted average units outstanding:
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.35	$0.35

	Six Months Ended June 30, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$0.6	$33.4	$33.4	$67.4
Net income attributable to the Partnership in excess of distributions	—	3.6	3.5	7.1
Net income attributable to the Partnership	$0.6	$37.0	$36.9	$74.5
Weighted average units outstanding:
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.70	$0.70

9. Fair Value Measurements

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature.

The carrying value of borrowings under the term loan as of June 30, 2020, and the credit facility as of December 31, 2019, approximate fair value as the interest rates are reflective of market rates.

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

We accrued $3.6 million and $3.7 million for environmental liabilities at June 30, 2020 and December 31, 2019, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	June 30, 2020	December 31, 2019
Current portion of environmental remediation obligations	Other current liabilities	$0.4	$0.6
Long-term portion of environmental remediation obligations	Other liabilities	3.2	3.1
Total		$3.6	$3.7

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets $3.6 million and $3.7 million at June 30, 2020 and December 31, 2019, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	June 30, 2020	December 31, 2019
Current portion of indemnification assets	Other current assets	$0.4	$0.6
Non-current portion of indemnification assets	Other assets	3.2	3.1
Total		$3.6	$3.7

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and recorded an impairment in 2019. A charge of $2.3 million for the impairment and $0.8 million for response expenses were recorded under "Impairment and other, net" on our condensed consolidated statements of operations for the three and six months ended June 30, 2019. Our assets are insured with a deductible of $1.0 million per incident. We accrued an offsetting insurance receivable of $2.1 million under "Other current assets" on our condensed consolidated balance sheet as of June 30, 2019.

We have incurred $0.1 million and $0.2 million for response expense during the three and six months ended June 30, 2020, respectively. Total costs associated with the incident were offset with an insurance receivable of $5.2 million under "Other current assets" on our condensed consolidated balance sheet as of June 30, 2020. The insurance receivable is recorded as $4.3 million under "Other current assets" and $0.7 million under "Other assets" on our consolidated balance sheet as of December 31, 2019.

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

Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the six months ended June 30, 2020:

	Phantom Units
	Number of Units (in units)	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2019	15,227	$16.64
Granted	16,038	14.03
Vested	(15,227)	16.64
Outstanding at June 30, 2020	16,038	$14.03

For the three and six months ended June 30, 2020, total compensation expense recognized for phantom unit awards were approximately $56 thousand and $119 thousand, respectively. For the three and six months ended June 30, 2019, total compensation expense recognized for phantom unit awards was approximately $71 thousand and $111 thousand, respectively. The unrecognized compensation cost related to phantom unit awards was approximately $147 thousand at June 30, 2020, which is expected to be recognized over a weighted average period of 0.7 years.

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

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
obligations, which were zero at June 30, 2020 and December 31, 2019. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

The financial position of Mardi Gras at June 30, 2020 and December 31, 2019, its financial performance for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019, as reflected in the condensed consolidated financial statements, are as follows:

	June 30, 2020	December 31, 2019
Balance sheet
Equity method investments	$386.6	$391.3
Non-controlling interests	135.3	136.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statement of operations
Income from equity method investments	$13.7	$13.9	$30.3	$23.8
Less: Net income attributable to non-controlling interests	4.8	4.8	10.6	8.3
Net impact on Net income attributable to the Partnership	$8.9	$9.1	$19.7	$15.5

	Six Months Ended June 30,
	2020	2019
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$29.8	$23.7
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	5.2	6.6
Cash flows from financing activities
Distributions to non-controlling interests	(12.2)	(10.6)
Net change on the Partnership's cash and cash equivalents	$22.8	$19.7

13. Subsequent Events

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the distribution noted below, that require recognition or disclosure in the condensed consolidated financial statements.

Distribution

On July 15, 2020, we declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on July 30, 2020, for the three months ended June 30, 2020. The distribution, combined with distributions to our General Partner, will be paid on August 13, 2020, and will total $37.6 million, with $16.6 million distributed to our non-affiliated common unitholders, and $21.0 million, including $1.2 million for IDRs distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

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

When used in this Quarterly Report, you can identify forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should,” “would” or other similar expressions that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019, under Part II, Item 1A of our Quarterly Reports and other cautionary statements contained in this filing.

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

Forward-looking statements may include statements about:
•The continuation of a material decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly may lead to a significant reduction of domestic crude oil and natural gas production, which in turn could result in significant declines in the actual or expected volumes transported through our pipelines and/or the reduction of commercial opportunities that might otherwise be available to us.
•Uncertainty regarding the easing of restrictions on various commercial and economic activities by applicable authorities, as well as the potential reinstatement of such restrictions, in response to the spread of COVID-19; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for crude oil, natural gas, refined products and diluent.
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

As of June 30, 2020, the Partnership's assets consisted of the following:

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

Business Environment, Market Conditions and Outlook

The impact to the energy industry from both the recent swift and material decline in commodity prices and the global outbreak of COVID-19 have been unprecedented. Through the end of the second quarter, our assets remain operational. We did experience some adverse financial impact through the second quarter which we expect to continue. Management continues to monitor the challenging macro environment. For risks associated with these and other factors, see “Item 1A. Risk Factors” in this Quarterly Report.

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

In the second quarter of 2020, as COVID-19 appeared to decrease or stabilize in certain areas, certain local, regional and national authorities began to loosen such containment measures and restrictions in various locations in an effort to begin economic recovery, among other purposes. While this relaxation of containment measures has initially led to an increased demand for petroleum and petroleum-based products through improved general economic conditions, there was also a resurgence of COVID-19 cases in June 2020 and continuing into July 2020 that resulted in the reinstatement of containment measures and restrictions, which could lower demand for petroleum and petroleum-based products.

Decline in Demand and Potential Impact to Our Operations

The unprecedented supply and demand dynamics created by demand decreases resulting from COVID-19 and supply increases resulting from recent periods of increased production by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other countries, including Russia ("OPEC+"), beginning in March 2020, have resulted in severe declines in commodity prices and created volatility, uncertainty, and turmoil in the oil and gas industry. While in April 2020, OPEC+ agreed to cut production, the production cuts have yet to offset the decrease in demand resulting from the COVID-19 pandemic and related economic repercussions. As a result, the price of oil has remained depressed to historic levels and available storage and transportation capacity for production is limited. However it is uncertain whether capital and production cuts will continue and, if so, whether they will be sufficient to offset the continued low demand resulting from the COVID-19 pandemic. Demand, and pricing, may again decline due to the resurgence of the outbreak across the U.S. and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders, although the extent of the additional impact on our industry and our business cannot be reasonably predicted at this time.

In the six months ended June 30, 2020, we have experienced an adverse financial impact on our onshore pipelines as a result of reduced demand partially offset by $6.0 million of deficiency revenue recorded under our MVCs on all onshore pipelines, which extend through December 31, 2020 (and for certain volumes on Diamondback, through June 30, 2021). Throughput on our onshore pipelines was approximately 13.9% lower as compared to the first quarter of 2020, primarily due to reduced volumes on BP2 reflective of lower refinery utilization as a result of reduced demand related to COVID-19 and lower throughput on River Rouge and Diamondback, which was driven by lower demand for refined products, and lower demand for diluent in connection with reduced Canadian heavy crude production, respectively. We could experience a material financial impact if volumes shipped on our pipelines remain below such minimum commitments beyond the end of 2020 as a result of reduced consumer demand due to the response to the COVID-19 pandemic. If these conditions persist beyond December 31, 2020 and BP does not renew or extend our MVCs at all or at similar levels, it could have a material adverse effect on our financial results and condition. BP has no obligation to renew or extend our MVCs at any level.

We expect demand to be resilient, as offshore projects are larger capital projects planned over many years and less impacted by temporary changes in capital investment. Although we experienced a decline in volumes on our offshore pipelines during the second quarter, that decrease was primarily due to the short term impact of tropical storm Cristobal and planned maintenance activities, and to a lesser degree, lower demand due to COVID related impacts. BP and our other customers, as well as us and other third-party operators of our pipelines, have implemented various protocols for both onshore and offshore personnel in efforts to limit the impact of COVID-19; however, those may not prove fully successful. There is risk of decreased volumes with respect to the offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. Additionally, we expect the shippers on the offshore pipelines to continue to find buyers for their production; however, they may not be successful.

We have taken steps and continue to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and the industry downturn on our operations and our financial condition. We have also worked with BP Pipelines and the third-party operators of our assets to ensure that COVID-19 response and business continuity plans have been implemented across all of our assets and operations. BP employees, including BP Pipelines personnel, have been working from home since March 16, 2020, except those deemed critical to the functioning of owned and managed assets. For those that are critical and are required to be on-site, protocols have been implemented to protect those employees. Thus far, BP employees working remotely have not significantly impacted our operations, including use of financial reporting systems, nor has it significantly impacted our internal control environment. We have not incurred, and in the future do not expect to incur, significant expenses related to business continuity. However, our continuing operations and the management of the immediate and contingent safety measures would likely become increasingly difficult if a significant number of BP employees are infected by COVID-19 and the practical difficulties of social distancing impact productivity.

We also continue to monitor our liquidity position. As of June 30, 2020, we had available capacity of $132 million under our unsecured revolving credit facility with an affiliate of BP and $114.9 million cash and our only outstanding indebtedness is $468 million outstanding under the term loan, with no principal payments due until 2025. We experienced a decline in the price of our common units over the first six months of 2020, a condition that is consistent across our sector and may impact our ability to access capital markets. We do not have any debt covenants or other lending arrangements that depend upon our unit price. We are in compliance with the covenants contained in both our revolving credit facility and term loan, both of which include the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Please see “Capital Resources and Liquidity” and Note 6 - Debt for additional information.

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

Total Maintenance Spend - Wholly Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding total maintenance requirements. Total Maintenance Spend for the six months ended June 30, 2020 and 2019, respectively, is shown in the table below:

	Six Months Ended June 30,
	2020	2019
	(in millions of dollars)
Wholly Owned Assets
Maintenance expenses	$1.8	$0.9
Maintenance capital expenditures	1.2	0.3
Maintenance capital recovery(1)	(0.6)	—
Total Maintenance Spend - Wholly Owned Assets	$2.4	$1.2
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

Factors Affecting Our Business

Partnership business can be negatively affected by sustained downturns or slow growth in the economy in general and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our customers’ operations. For example, as discussed earlier, in March of 2020, the spot price of West Texas Intermediate (“WTI”) crude declined over 50% in response to reductions in global demand due to the COVID-19 pandemic and announcements by Saudi Arabia and Russia of plans to increase crude oil production. In addition to the collapse and current volatility in oil prices, demand for many refined petroleum products has also declined sharply causing refineries to curtail output. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions on the mobility of consumers and the related impact on crude oil prices and the U.S. and global economy and capital markets is uncertain. The uncertain future impacts of COVID-19 and swift shifts in the demand for oil may negatively impact our financial position, particularly our cash flows and liquidity. As of the date of this Quarterly Report, all of our assets remain operational. We did experience some adverse financial impact through the second quarter which we expect to continue.

Customers

BP is our primary customer. Total revenue from BP represented 97.5% and 97.1% of our revenues for the three and six months ended June 30, 2020, respectively. Total revenue from BP represented 97.5% and 97.4% of our revenues for the three and six months ended June 30, 2019, respectively. BP’s volumes represented approximately 94.2% and 93.8% of the aggregate total volumes transported on the Wholly Owned Assets for the three and six months ended June 30, 2020, respectively. BP’s volumes represented approximately 94.9% and 95.0% of the aggregate total volumes transported on the Wholly Owned Assets for the three and six months ended June 30, 2019, respectively.

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

Regulation

Interstate common carrier pipelines are subject to regulation by various federal, state and local agencies including the FERC, the Environmental Protection Agency ("EPA") and the Department of Transportation ("DOT"). On June 18, 2020, FERC issued a Notice of Inquiry requesting comments on a proposed oil pipeline index using the Producer Price Index for Finished Goods (PPI-FG) plus 0.09% as the index level, and requested comments on whether and how the index should reflect changes to FERC’s policies regarding income tax costs and return on equity. The Notice of Inquiry is subject to a comment period, after which FERC will issue a final oil pipeline index for the five-year period commencing July 1, 2021. FERC’s final application of its indexing rate methodology for the next five-year term of index rates may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index. For more information on federal, state and local regulations affecting our business, see Part I, Item 1 and 2. Business and Properties in the Partnership's 2019 10-K.

Acquisition Opportunities

The Partnership plans to pursue acquisitions of complementary assets from BP as well as third parties subject to market conditions (including the ongoing effects of COVID-19) and our ability to obtain attractive financing. We may also pursue acquisitions jointly with BP Pipelines. BP Pipelines has granted us a right of first offer with respect to its retained ownership interest in Mardi Gras and all of its interests in midstream pipeline systems and assets related thereto in the contiguous United States and offshore Gulf of Mexico that were owned by BP Pipelines when we were established. Neither BP nor any of its affiliates are under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will focus our acquisition strategy on transportation and midstream assets within the crude oil, natural gas and refined products sectors. We believe that we are well positioned to acquire midstream assets from BP, and particularly BP Pipelines, as well as third parties, should such opportunities arise. Identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

Financing

We expect to fund future capital expenditures primarily from external sources, including borrowings under our credit facility and potential future issuances of equity and debt securities.

We intend to make cash distributions to unitholders at a minimum distribution rate of $0.2625 per unit per quarter ($1.05 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to unitholders and the General Partner, as the holder of IDRs, most of the cash generated by operations.

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and recorded an impairment in 2019. A charge of $2.3 million for the impairment and $0.8 million for response expenses were recorded under "Impairment and other, net" on our condensed consolidated statements of operations for the three and six months ended June 30, 2019. Our assets are insured with a deductible of $1.0 million per incident. We accrued an offsetting insurance receivable of $2.1 million under "Other current assets" on our condensed consolidated balance sheet as of June 30, 2019.

We have incurred $0.1 million and $0.2 million for response expense during the three and six months ended June 30, 2020, respectively. Total costs associated with the incident were offset with an insurance receivable of $5.2 million under "Other current assets" on our condensed consolidated balance sheet as of June 30, 2020. The insurance receivable is recorded as $4.3 million under "Other current assets" and $0.7 million under "Other assets" on our consolidated balance sheet as of December 31, 2019.

Results of Operations

The following tables and discussion contain a summary of condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019.

As mentioned above in Item 2 - COVID-19, through the second quarter of 2020, our financial condition and results of operations have been adversely impacted by the COVID-19 pandemic and the current volatility and decline in commodity prices. We could experience a material financial impact if volumes shipped on our onshore assets remain below the MVCs beyond the end of 2020 and the MVCs are not renewed. Additionally, if the economic downturn extends into 2021, including limited demand for refined products and a depressed oil price, we would be exposed to lower volumes flowing through our onshore assets without the benefit of the current MVCs from BP. Lower volumes flowing through the offshore assets, either due to depressed demand or lack of storage capacity or both, could cause our income from equity method investments to decline until such time as demand recovers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions of dollars)
Revenue	$31.5	$28.6	$62.2	$58.8
Costs and expenses
Operating expenses	4.4	4.8	9.6	9.6
Maintenance expenses	1.5	0.7	1.8	1.0
General and administrative	4.3	4.1	9.1	8.5
Depreciation	0.6	0.7	1.3	1.3
Impairment and other, net	—	1.0	—	1.0
Property and other taxes	0.2	0.2	0.3	0.3
Total costs and expenses	11.0	11.5	22.1	21.7
Operating income	20.5	17.1	40.1	37.1
Income from equity method investments	26.8	28.8	58.1	53.2
Interest expense, net	1.9	3.8	5.3	7.5
Net income	45.4	42.1	92.9	82.8
Less: Net income attributable to non-controlling interests	4.8	4.8	10.6	8.3
Net income attributable to the Partnership	$40.6	$37.3	$82.3	$74.5

Adjusted EBITDA*	$52.9	$51.6	$107.4	$100.7
Less: Adjusted EBITDA attributable to non-controlling interests	5.5	6.0	12.2	10.6
Adjusted EBITDA attributable to the Partnership	$47.4	$45.6	$95.2	$90.1
* See Reconciliation of Non-GAAP Measures below.

	Three Months Ended June 30,		Six Months Ended June 30,
Pipeline throughput (thousands of barrels per day)(1)	2020	2019	2020	2019
BP2	260	275	273	291
Diamondback	61	55	71	67
River Rouge	59	73	66	71
Total Wholly Owned Assets	380	403	410	429

Mars	501	569	519	562

Caesar	159	204	172	209
Cleopatra(2)	17	26	19	26
Proteus	209	184	217	141
Endymion	209	184	217	141
Mardi Gras Joint Ventures	594	598	625	517

Ursa	87	119	91	116

Average revenue per barrel ($ per barrel)(3)
Total Wholly Owned Assets	$0.74	$0.78	$0.75	$0.76
Mars	1.36	1.16	1.38	1.19
Mardi Gras Joint Ventures	0.62	0.66	0.61	0.69
Ursa	0.92	0.88	0.89	0.87
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(3) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Total revenue from wholly owned assets increased by approximately $2.9 million or 10.1% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, due to the following factors:
•Increase of $6.0 million from the recognition of deficiency revenue in current period.
•Increase of $0.3 million or 12.3% in throughput revenue attributable to a 10.4% increase in throughput volume and a 1.7% increase in the weighted average tariff rate from Diamondback.
•Decrease of $1.8 million or 69.1% in revenues from allowance oil primarily due to lower volume on BP2 and a lower realized price per barrel.
•Decrease of $1.4 million or 15.4% in throughput revenue attributable to a 19.5% decrease in throughput volume and partially offset by a 5.2% increase in weighted average tariff rate from River Rouge.
•Decrease of $0.2 million or 1.1% in throughput revenue attributable to a 5.4% decrease in throughput volume partially offset by a 4.6% increase in weighted average tariff rate from BP2.

Operating expenses decreased by $0.4 million or 8.3% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily attributable to a $0.5 million decrease in energy and drag reducing agent costs due to lower volumes.

Maintenance expenses increased by $0.8 million or 114.3% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 due to pipeline repairs completed in 2020.

Impairment expense decreased by $1.0 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, as no impairment expenses were recognized in the current period.

Income from equity method investments decreased by $2.0 million or 6.9% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to a decrease in throughput volume and revenue on Mars,

Caesar, Cleopatra, and Ursa. In addition, due to lower customer demand, income from KM Phoenix was lower for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Interest expense decreased by $1.9 million or 50.0% in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, due to lower interest rates in the quarter from the term loan arrangement compared to the credit facility we had outstanding for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Total revenue from wholly owned assets increased by approximately $3.4 million or 5.8% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, due to the following factors:

•Increase of $6.0 million from the recognition of deficiency revenue in current period.
•Increase of $0.7 million or 10.4% in throughput revenue attributable to a 7.2% increase in throughput volume and a 3.0% increase in the weighted average tariff rate from Diamondback.
•Decrease of $2.8 million or 54.9% in revenue from allowance oil primarily due to lower volume on BP2 and a lower realized price per barrel.
•Decrease of $0.4 million or 1.3% in throughput revenue attributable to a 5.5% decrease in throughput volume that was partially offset by 4.4% increase in the weighted average tariff rate from BP2, and
•Decrease of $0.1 million or 0.5% in throughput revenue attributable to a 6.4% decrease in throughput volume that was partially offset by 6.3% increase in weighted average tariff rate from River Rouge.

Maintenance expenses increased by $0.8 million or 80.0% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 due to pipeline repairs completed in 2020

General and administrative expenses increased by $0.6 million or 7.1% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. For the six months ended June 30, 2020, the increase was primarily from the increase in omnibus fee in first quarter.

Impairment expense decreased by $1.0 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as no impairment expenses were recognized in the current period.

Income from equity method investments increased by $4.9 million or 9.2% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to incremental throughput volume from Appomattox, which transports volume through Proteus and Endymion, in the first quarter of 2020 and the negative impact of maintenance activities on Proteus and Endymion in the first quarter of 2019.

Interest expense, net decreased by $2.2 million or 29.3% in the six months ended June 30, 2020 primarily due to lower interest rates in the second quarter of 2020 from the term loan arrangement compared to the credit facility we had outstanding for the six months ended June 30, 2019.

Net income attributable to non-controlling interests increased by $2.3 million or 27.7% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 due to the increase in earnings from the Mardi Gras investments in the period.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$45.4	$42.1	$92.9	$82.8
Add:
Depreciation	0.6	0.7	1.3	1.3
Interest expense, net	1.9	3.8	5.3	7.5
Cash distributions received from equity method investments — Mardi Gras Joint Ventures	15.8	17.2	35.0	30.3
Cash distributions received from equity method investments — Mars	13.7	13.7	26.7	25.8
Cash distributions received from equity method investments — Others	2.3	2.9	4.3	6.2
Less:
Income from equity method investments — Mardi Gras Joint Ventures	13.7	13.9	30.3	23.8
Income from equity method investments — Mars	11.6	11.9	24.1	23.7
Income from equity method investments — Others	1.5	3.0	3.7	5.7
Adjusted EBITDA	52.9	51.6	107.4	100.7
Less:
Adjusted EBITDA attributable to non-controlling interests	5.5	6.0	12.2	10.6
Adjusted EBITDA attributable to the Partnership	47.4	45.6	95.2	90.1
Add:
Net adjustments from volume deficiency agreements	(1.7)	1.0	(1.6)	0.3
Maintenance capital recovery(1)	—	—	0.6	—
Less:
Net interest paid/(received)	0.8	3.7	8.0	11.4
Maintenance capital expenditures	0.5	0.1	1.2	0.3
Cash reserves(2)	1.2	(0.1)	(2.3)	(3.9)
Cash available for distribution attributable to the Partnership	$43.2	$42.9	$87.3	$82.6

(1) Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2) Reflects cash reserved due to timing of interest payment(s).

	Six Months Ended June 30,
	2020	2019
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$99.5	$87.3
Add:
Interest expense, net	5.3	7.5
Distribution in excess of earnings from equity method investments	5.3	6.6
Less:
Changes in other assets and liabilities	2.6	(0.4)
Non-cash adjustments	0.1	0.1
Impairment and other, net*	—	1.0
Adjusted EBITDA	107.4	100.7
Less:
Adjusted EBITDA attributable to non-controlling interests	12.2	10.6
Adjusted EBITDA attributable to the Partnership	95.2	90.1
Add:
Net adjustments from volume deficiency agreements	(1.6)	0.3
Maintenance capital recovery(1)	0.6	—
Less:
Net interest paid/(received)	8.0	11.4
Maintenance capital expenditures	1.2	0.3
Cash reserves(2)	(2.3)	(3.9)
Cash available for distribution attributable to the Partnership	$87.3	$82.6

(1) Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2) Reflects cash reserved due to timing of interest payment(s).
* Includes $3.1 million of costs related to the Griffith Incident (impairment charge of $2.3 million and $0.8 million for the response expense), net of $(2.1) million in offsetting insurance receivable. The net charge of $1.0 million reflects our insurance deductible.

Capital Resources and Liquidity

Currently, we expect our primary ongoing sources of liquidity to be cash generated from operations (including distribution from equity method investments), and, as needed, borrowings under our existing credit facility. The entities in which we own an interest may also incur debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. As of June 30, 2020, our liquidity was $246.9 million, consisting of $114.9 million of cash and $132 million available under our existing credit facility with BP. Our only debt outstanding is our $468 million borrowed under our term loan with an affiliate of BP, and there are no principal payments required with respect to that facility until 2025.

Through the second quarter of 2020, our financial condition and results of operations have been adversely impacted by the COVID-19 pandemic and the current volatility and decline in commodity prices. We could experience a material financial impact if volumes shipped on our onshore assets remain below the MVCs beyond the end of 2020 and the MVCs are not renewed. Additionally, there is risk of decreased volumes with respect to the offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. In the longer term, if reduced demand were to persist through 2021 or longer, we may not be able to continue to generate similar levels of operating cash flow and our liquidity and capital resources may not be sufficient to make our current levels of cash distributions to unitholders or even meet our minimum quarterly distribution. Although we continue to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and the industry downturn on our operations and our financial condition, there is no certainty that the measures we take will be ultimately sufficient.

Cash Distributions

The board of directors of our General Partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or approximately $110 million per year in the aggregate, based on the number of common and subordinated units outstanding as of June 30, 2020. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of expenses, including payments to our General Partner and its affiliates.

On July 15, 2020, we declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on July 30, 2020, for the three months ended June 30, 2020. The distribution, combined with distributions to our General Partner, will be paid on August 13, 2020, and will total $37.6 million, with $16.6 million distributed to our non-affiliated common unitholders, and $21.0 million, including $1.2 million for IDRs distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

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

Term Loan Facility Agreement

On February 24, 2020, the Partnership entered into a $468 million term loan with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under our existing Credit Facility. Please refer to Note 9 - Debt in the Partnership's 2019 10-K for further details. The term loan has a final repayment date of February 24, 2025 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600 million. All other terms of the credit facility remain the same. As of June 30, 2020, the Partnership was in compliance with the covenants contained in the term loan facility and the credit facility.

Cash Flows from Operations

Operating Activities. We generated $99.5 million and $87.3 million in cash flow from operating activities in the six months ended June 30, 2020 and 2019, respectively. The $12.2 million increase in cash flows from operating activities resulted from a $5.0 million increase in distribution from equity method investments, $3.0 million increase in working capital, and a net $4.2 million increase due to an increase in operating income and a reduction in interest expense.

Investing Activities. Cash flow generated by investing activities was $4.0 million and $6.3 million in the six months ended June 30, 2020 and 2019, respectively. The $2.3 million decrease in cash flow generated by investing activities was primarily due to a $1.0 million increase in capital expenditures, and a $1.3 reduction in distribution in excess of earnings from equity method investments during the six months ended June 30, 2020.

Financing Activities. Cash flow used in financing activities was $87.4 million and $75.2 million in the six months ended June 30, 2020 and 2019, respectively. The $12.2 million increase in the usage of cash for financing activities was due to increases related to distributions to unitholders and our General Partner of $10.6 million and to non-controlling interest of $1.6 million.

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

A summary of capital expenditures associated with ongoing projects related to the Wholly Owned Assets, for the six months ended June 30, 2020 and 2019, is shown in the table below:

	Six Months Ended June 30,
	2020	2019
	(in millions of dollars)
Cash spent on expansion capital expenditures	$0.1	$—
Cash spent on maintenance capital expenditures	1.2	0.3
Increase in accrued capital expenditures	0.3	—
Total capital expenditures incurred	$1.6	$0.3

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and six months ended June 30, 2020, does not differ materially from that discussed under Item 7A of the Partnership's 2019 10-K.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership's management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Partnership's principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Partnership's system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Events outside of our control, including a pandemic such as the global outbreak of COVID-19, and the potential global recession could have a material adverse impact on our financial position, results of operations and cash flows.

In the first quarter of 2020, the COVID-19 outbreak began to spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included the quarantining of cities, regions and countries have resulted in a severe drop in general economic activity and a decrease in energy demand. The risks associated with COVID-19 have also impacted the BP Pipelines workforce and the way we meet our business objectives.

The impacts of a global recession would likely extend the time for the current oil markets to absorb excess supplies and rebalance inventory resulting in decreased demand for our midstream services for a number of future quarters.

The current commodity price environment may remain depressed based on over-supply, decreasing demand and a potential global economic recession, as is evidenced by the current historically low prices in the forward curve for oil, for several years. With decreased demand and the storage and transportation constraints further adding to the pressure on commodities prices, refiners have curtailed output, and producers all over the world – including in the United States – have significantly decreased their capital programs and shut-in production. If these conditions persist beyond December 31, 2020, and continue to result in a significant decline in demand for our services with respect to our onshore pipelines and BP does not renew or extend our MVCs at all or at similar levels, it could have a material effect on our financial results and condition. BP has no obligation to renew or extend our MVCs at any level.

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
•demand for refined products or diluent, continues to decrease; and
•the risk of further adverse changes to BP’s production or development plans, which we are dependent on for a majority of the crude oil, natural gas, refined products and diluent that we transport

The impacts of COVID-19 and the significant drop in consumer demand has had an unprecedented impact on the global economy and our business. We are unable to predict all potential impacts to our business, the severity of such impacts or the duration.

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

For purposes of this disclosure, we refer to BP p.l.c. and its subsidiaries other than us, the general partner and BP Midstream Partners Holdings LLC as the “BP Group.” References to actions taken by the BP Group mean actions taken by the applicable BP Group company. None of the payments disclosed below were made in U.S. dollars, however, for disclosure purposes, all have been converted into U.S. dollars at the appropriate exchange rate. We do not believe that any of the transactions or activities listed below violated U.S. sanctions:

•BP p.l.c. indirectly owns a 29.3% interest in Middle East Lubricants Company LLC (“Melubco”), a non-operated joint venture, manufacturing lubricants in the United Arab Emirates.

•In November 2018, an Iranian shipping company brought a claim in Iran against Melubco, for non-payment of shipping fees, and obtained a judgment in absentia with a US dollar equivalent value of approximately $60,000.

•In November 2019, the Consulate General of The Islamic Republic of Iran in Dubai formally notified Melubco that a case had been filed.

•In May 2020, Melubco paid court filing fees to the Tehran Judicial Services Office with a US dollar equivalent value of approximately $2,694. The payment was required to appeal the judgment obtained in absentia against Melubco.

•Melubco refutes the claim on the basis that it has never contracted with or received any services from this shipping company.

Item 6. EXHIBITS

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP.	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC.	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC.	S-1	3.4	9/11/2017	333-220407
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32*	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101	The following financial information from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.					X
104	The cover page from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL.					X

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

Date: August 6, 2020	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director