Form 10-Q
period 2020-09-30
BP Midstream Partners LP
filed 2020-11-05
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 4, 2020, the registrant had 52,402,967 common units and 52,375,535 subordinated units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$123.8	$98.8
Accounts receivable – third parties	0.2	0.6
Accounts receivable – related parties	10.7	11.3
Prepaid expenses	—	5.1
Other current assets	4.4	5.0
Total current assets	139.1	120.8
Equity method investments (Note 3)	526.9	534.4
Property, plant and equipment, net (Note 4)	64.0	62.7
Other assets	3.6	4.2
Total assets	$733.6	$722.1

LIABILITIES
Current liabilities
Accounts payable – third parties	$0.5	$0.6
Accounts payable – related parties	1.7	1.7
Deferred revenue and credits	1.6	1.5
Other current liabilities (Note 5)	5.2	6.6
Total current liabilities	9.0	10.4
Long-term debt (Note 6)	468.0	468.0
Other liabilities	3.6	3.5
Total liabilities	480.6	481.9

Commitments and contingencies (Note 10)

EQUITY
Common unitholders – public (2020 – 47,821,790 issued and outstanding; 2019 – 47,806,563 units issued and outstanding)	858.6	851.6
Common unitholders – BP Holdco (2020 and 2019 – 4,581,177 units issued and outstanding)	(59.7)	(60.3)
Subordinated unitholders – BP Holdco (2020 and 2019 – 52,375,535 units issued and outstanding)	(681.8)	(689.2)
General partner	1.2	1.2
Total partners' capital	118.3	103.3
Non-controlling interests	134.7	136.9
Total equity	253.0	240.2
Total liabilities and equity	$733.6	$722.1

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions of dollars, unless otherwise indicated)
Revenue
Third parties	$0.6	$0.7	$2.4	$2.2
Related parties	33.1	33.9	93.5	91.2
Total revenue	33.7	34.6	95.9	93.4
Costs and expenses
Operating expenses – third parties	3.6	3.9	10.4	10.6
Operating expenses – related parties	1.3	1.4	4.1	4.3
Maintenance expenses – third parties	0.3	0.3	1.9	1.2
Maintenance expenses – related parties	0.1	—	0.3	0.1
General and administrative – third parties	0.4	0.6	2.0	2.0
General and administrative – related parties	3.5	3.5	11.0	10.6
Depreciation	0.7	0.7	2.0	2.0
Impairment and other, net	—	—	—	1.0
Property and other taxes	0.2	0.1	0.5	0.4
Total costs and expenses	10.1	10.5	32.2	32.2
Operating income	23.6	24.1	63.7	61.2
Income from equity method investments	27.6	30.1	85.7	83.3
Interest expense, net	1.5	3.8	6.8	11.3
Net income	49.7	50.4	142.6	133.2
Less: Net income attributable to non-controlling interests	4.4	4.7	15.0	13.0
Net income attributable to the Partnership	$45.3	$45.7	$127.6	$120.2

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.42	$0.43	$1.19	$1.13
Subordinated units	$0.42	$0.43	$1.19	$1.13

Weighted average number of limited partner units outstanding - basic and diluted (in millions):
Common units – public	47.8	47.8	47.8	47.8
Common units – BP Holdco	4.6	4.6	4.6	4.6
Subordinated units – BP Holdco	52.4	52.4	52.4	52.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Nine Month Period Ended September 30, 2020
	Partners' Capital
(in millions of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2019	$851.6	$(60.3)	$(689.2)	$1.2	$136.9	$240.2
Net income	18.5	1.8	20.2	1.2	5.8	47.5
Distributions to unitholders ($0.3475 per unit) and general partner	(16.6)	(1.6)	(18.2)	(1.2)	—	(37.6)
Unit-based compensation	0.1	—	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	—	(6.7)	(6.7)
Balance at March 31, 2020	853.6	(60.1)	(687.2)	1.2	136.0	243.5
Net income	18.0	1.7	19.7	1.2	4.8	45.4
Distributions to unitholders ($0.3475 per unit) and general partner	(16.6)	(1.6)	(18.2)	(1.2)	—	(37.6)
Distributions to non-controlling interests	—	—	—	—	(5.5)	(5.5)
Balance at June 30, 2020	855.0	(60.0)	(685.7)	1.2	135.3	245.8
Net income	20.1	1.9	22.1	1.2	4.4	49.7
Distributions to unitholders ($0.3475 per unit) and general partner	(16.6)	(1.6)	(18.2)	(1.2)	—	(37.6)
Unit-based compensation	0.1	—	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	—	(5.0)	(5.0)
Balance at September 30, 2020	$858.6	$(59.7)	$(681.8)	$1.2	$134.7	$253.0

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Nine Month Period Ended September 30, 2019
	Partners' Capital
(in millions of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2018	$836.8	$(61.7)	$(705.2)	$—	$141.0	$210.9
Net income	16.9	1.6	18.5	0.2	3.5	40.7
Distributions to unitholders ($0.3015 per unit) and general partner	(14.4)	(1.4)	(15.8)	—	—	(31.6)
Distributions to non-controlling interests	—	—	—	—	(4.6)	(4.6)
Balance at March 31, 2019	839.3	(61.5)	(702.5)	0.2	139.9	215.4
Net income	16.9	1.6	18.4	0.4	4.8	42.1
Distributions to unitholders ($0.3126 per unit) and general partner	(15.0)	(1.4)	(16.4)	(0.2)	—	(33.0)
Unit-based compensation	0.1	—	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	—	(6.0)	(6.0)
Balance at June 30, 2019	841.3	(61.3)	(700.5)	0.4	138.7	218.6
Net income	20.5	2.0	22.5	0.7	4.7	50.4
Distributions to unitholders ($0.3237 per unit) and general partner	(15.5)	(1.5)	(16.9)	(0.4)	—	(34.3)
Unit-based compensation	0.1	—	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	—	(5.3)	(5.3)
Balance at September 30, 2019	$846.4	$(60.8)	$(694.9)	$0.7	$138.1	$229.5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(in millions of dollars)
Cash flows from operating activities
Net income	$142.6	$133.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2.0	2.0
Impairment and other, net	—	1.0
Non-cash expenses	0.2	0.2
Income from equity method investments	(85.7)	(83.3)
Distributions of earnings received from equity method investments	85.8	86.5
Changes in operating assets and liabilities
Accounts receivable	1.0	(1.2)
Prepaid expenses and other current assets	5.3	4.5
Accounts payable	(0.1)	(1.9)
Deferred revenue and credits	0.1	1.9
Other	(2.9)	(0.6)
Net cash provided by operating activities	148.3	142.3
Cash flows from investing activities
Capital expenditures	(2.0)	(0.4)
Proceeds from insurance claims	1.3	—
Distributions in excess of earnings from equity method investments	7.4	8.3
Net cash provided by investing activities	6.7	7.9
Cash flows from financing activities
Proceeds from issuance of term loan	468.0	—
Repayment of credit facility	(468.0)	—
Distributions to unitholders and general partner	(112.8)	(98.9)
Distributions to non-controlling interests	(17.2)	(15.9)
Net cash used in financing activities	(130.0)	(114.8)
Net change in cash and cash equivalents	25.0	35.4
Cash and cash equivalents at beginning of the period	98.8	57.0
Cash and cash equivalents at end of the period	$123.8	$92.4
Supplemental cash flow information
Cash paid for interest	10.4	12.3
Non-cash investing transactions
Accrued capital expenditures	1.6	0.3

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

As of September 30, 2020, the Partnership's assets consisted of the following:

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Partnership's 2019 10-K").

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

Billings to BP Products North America Inc. ("BP Products") for deficiency volumes under its MVCs, if any, are recorded as deferred revenue and credits, a contract liability, on the condensed consolidated balance sheets, as BP Products has the right to make up the deficiency volumes within the measurement period specified by the agreements. Deferred revenue under these arrangements is recognized into revenue once it is deemed remote that the customer will meet its required annual MVC. If the customer does satisfy its minimum volume commitment by shipping the deficiency volumes within the same calendar year, it may receive a refund of excess payments.

We recognized $5.1 million and $11.1 million of deficiency revenue under the throughput and deficiency agreements with BP Products for the three and nine months ended September 30, 2020, respectively. We recognized $2.4 million of deficiency revenue under the throughput and deficiency agreements with BP Products for the three and nine months ended September 30, 2019.

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

We recognized revenue of $1.6 million and $3.9 million in the three and nine months ended September 30, 2020, respectively, related to the FLA arrangements with our Parent. In the three and nine months ended September 30, 2019, we recognized revenue of $2.7 million and $7.8 million, respectively, related to FLA arrangements with our Parent.

Disaggregation of Revenue

The following table provides information about disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Transportation services revenue - third parties	$0.6	$0.7	$2.4	$2.2
Transportation services revenue - related parties	33.1	33.9	93.5	91.2
Total revenue	$33.7	$34.6	$95.9	$93.4

Future Performance Obligations

The values in the table below represent the fixed portion of the MVC arrangements with our existing customer contracts, summarized as future performance obligations as of September 30, 2020. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

As of September 30, 2020
Remainder of 2020	$28.9
2021	1.7
Total	$30.6

See Note 13 - Subsequent Events for additional information on new MVC arrangements.

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

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities:

	September 30, 2020	December 31, 2019
Receivables from contracts with customers - third parties	$0.2	$0.6
Receivables from contracts with customers - related parties	10.7	11.3
Deferred revenue and credits - related parties	1.6	1.5

3. Equity Method Investments

We account for ownership interests in Mars, the Mardi Gras Joint Ventures, Ursa, and KM Phoenix using the equity method for financial reporting purposes. Financial results include the Partnership's proportionate share of Mars, the Mardi Gras Joint Ventures, Ursa and KM Phoenix, which is reflected in Income from equity method investments on the condensed consolidated statements of operations. We did not record any impairment loss on equity method investments during the three and nine months ended September 30, 2020 and 2019.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
The table below summarizes the balances and activities related for each equity method investment ("EMI") recorded as of and for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(12.0)	$13.0	$55.3	28.5%	$(14.2)	$14.0	$56.9
Caesar	56.0%	(3.9)	3.5	116.9	56.0%	(4.9)	3.7	118.4
Cleopatra	53.0%	(1.6)	1.2	115.1	53.0%	(2.4)	1.7	117.6
Proteus	65.0%	(3.9)	2.6	71.0	65.0%	(4.3)	3.2	76.5
Endymion	65.0%	(4.9)	5.3	81.9	65.0%	(3.5)	4.8	82.0
Others(1)	Various	(0.9)	2.0	86.7	Various	(3.2)	2.7	86.2
Total Equity Investments		$(27.2)	$27.6	$526.9		$(32.5)	$30.1	$537.6

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(38.7)	$37.1	$55.3	28.5%	$(40.1)	$37.8	$56.9
Caesar	56.0%	(12.2)	11.7	116.9	56.0%	(14.4)	13.5	118.4
Cleopatra	53.0%	(6.9)	4.4	115.1	53.0%	(9.1)	7.1	117.6
Proteus	65.0%	(14.6)	10.3	71.0	65.0%	(11.9)	7.1	76.5
Endymion	65.0%	(15.6)	16.5	81.9	65.0%	(9.9)	9.4	82.0
Others(1)	Various	(5.2)	5.7	86.7	Various	(9.4)	8.4	86.2
Total Equity Investments		$(93.2)	$85.7	$526.9		$(94.8)	$83.3	$537.6

(1) Includes ownership in Ursa (22.7%) and KM Phoenix (25%).

The following table presents aggregated selected income statement data for equity method investments on a 100% basis for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Statement of operations
Revenue	$132.7	$146.1
Operating expenses	58.5	63.3
Net income	74.2	83.0

	Nine Months Ended September 30,
	2020	2019
Statement of operations
Revenue	$404.3	$410.2
Operating expenses	179.9	180.3
Net income	224.7	231.4

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Land	$0.2	$0.2
Right-of-way assets	1.4	1.4
Buildings and improvements	6.9	6.9
Pipelines and equipment	95.1	94.4
Other	0.5	0.5
Construction in progress	3.2	0.6
Property, plant and equipment	107.3	104.0
Less: Accumulated depreciation	(43.3)	(41.3)
Property, plant and equipment, net	$64.0	$62.7

There were no impairments on property, plant and equipment for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, an impairment charge of $2.3 million was recorded under "Impairment and other, net" on our condensed consolidated statements of operations. See Note 10 - Commitments and Contingencies.

5. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Current portion of environmental remediation obligation	$0.4	$0.6
Current portion of lease liabilities	0.1	0.1
Accrued interest payable - related parties	0.9	4.2
Accrued liabilities	3.8	1.7
Other current liabilities	$5.2	$6.6

6. Debt

On February 24, 2020, we entered into a $468 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under the existing credit facility ("credit facility"). Please refer to Note 9 - Debt in the Partnership's 2019 10-K for further details. The term loan has a final repayment date of February 24, 2025, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into the First Amendment to Short Term Credit Facility Agreement whereby the lender added a provision that indebtedness under both the term loan and the credit facility shall not exceed $600 million. All other terms of the credit facility remain the same. As of September 30, 2020, the Partnership was in compliance with the covenants contained in the term loan facility and the credit facility.

There were $468 million of outstanding borrowings under the term loan at September 30, 2020, and $468 million under the credit facility at December 31, 2019. Interest charges and fees were $1.5 million and $7.1 million for the three and nine months ended September 30, 2020, respectively. Interest charges and fees related to the credit facility were $4.1 million and $12.3 million for the three and nine months ended September 30, 2019, respectively.

Indebtedness under the term loan bears interest at the 3-month LIBOR plus 0.73%. For the three and nine months ended September 30, 2020, the weighted average interest rate for the term loan and the credit facility was 1.18% and 1.91%, respectively.

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

BP Pipelines will indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of Partnership assets and due to occurrences on or before October 30, 2017, subject to certain limitations. Specifically, under our omnibus agreement, indemnification for any unknown environmental liabilities was limited to liabilities due to occurrences on or before October 30, 2017, which were identified prior to October 30, 2020. We continue to maintain indemnification by our general partner for matters previously discovered. To the extent that unknown environmental liabilities arise relating to prior ownership, the Partnership will be liable.

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

Revenue from related parties was $33.1 million and $93.5 million for the three and nine months ended September 30, 2020, respectively, and $33.9 million and $91.2 million for the three and nine months ended September 30, 2019, respectively.

We recognized $5.1 million and $11.1 million of deficiency revenue under the throughput and deficiency agreements with BP Products for the three and nine months ended September 30, 2020, respectively. We recognized $2.4 million of deficiency revenue for the three and nine months ended September 30, 2019. The Partnership recorded $1.6 million and $1.5 million in Deferred revenue and credits on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively.

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

We paid our Parent an annual fee of $13.6 million in 2019 in the form of monthly installments under the omnibus agreement for general and administrative services provided by our Parent and its affiliates. The annual fee was adjusted to $15.2 million per year, payable in equal monthly installments, beginning on January 1, 2020. During the second quarter of 2020, our Parent agreed to adjust the fee payable under the Omnibus Agreement back to the 2019 annual fee, beginning in the second quarter, prorated for the remainder of 2020 due to the ongoing economic effects of the global COVID-19 pandemic. A new fee will be in place for 2021. We also reimburse our Parent for personnel and other costs related to the direct operation, management and

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
maintenance of the assets and services and certain direct or allocated costs and expenses incurred by our Parent or its affiliates on our behalf pursuant to the terms in the omnibus agreement.

For the three and nine months ended September 30, 2020 and 2019, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses—related parties	$1.3	$1.4	$4.1	$4.3
Maintenance expenses—related parties	0.1	—	0.3	0.1
General and administrative—related parties	3.5	3.5	11.0	10.6
Total costs and expenses—related parties	$4.9	$4.9	$15.4	$15.0

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

Non-controlling Interests

Non-controlling interests consist of the 35% ownership interest in Mardi Gras held by our Parent at September 30, 2020 and 2019. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on the condensed consolidated balance sheets and Net income attributable to non-controlling interests on the condensed consolidated statements of operations.

8. Net Income Per Limited Partner Unit

The following table details the distributions declared and/or paid for the periods presented:

Three Months Ended	Date Paid or to be Paid	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit (in dollars)
December 31, 2018	February 14, 2019	$—	$15.8	$15.8	$31.6	$0.3015
March 31, 2019	May 15, 2019	0.2	16.4	16.4	33.0	0.3126
June 30, 2019	August 14, 2019	0.4	17.0	17.0	34.4	0.3237
September 30, 2019	November 14, 2019	0.7	17.6	17.6	35.9	0.3355
December 31, 2019	February 13, 2020	1.2	18.2	18.2	37.6	0.3475
March 31, 2020	May 14, 2020	1.2	18.2	18.2	37.6	0.3475
June 30, 2020	August 13, 2020	1.2	18.2	18.2	37.6	0.3475
September 30, 2020	November 12, 2020	1.2	18.2	18.2	37.6	0.3475

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

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the General Partner and limited partners for that reporting period. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to the Partnership	$45.3	$45.7	$127.6	$120.2
Less:
Incentive distribution rights currently held by the General Partner	1.2	0.7	3.6	1.3
Limited partners' distribution declared on common units	18.2	17.6	54.6	50.9
Limited partners' distribution declared on subordinated units	18.2	17.6	54.6	50.9
Net income attributable to the Partnership in excess of distributions	$7.7	$9.8	$14.8	$17.1

	Three Months Ended September 30, 2020
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$1.2	$18.2	$18.2	$37.6
Net income attributable to the Partnership in excess of distributions	—	3.8	3.9	7.7
Net income attributable to the Partnership	$1.2	$22.0	$22.1	$45.3
Weighted average units outstanding:
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.42	$0.42

	Nine Months Ended September 30, 2020
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$3.6	$54.6	$54.6	$112.8
Net income attributable to the Partnership in excess of distributions	—	7.4	7.4	14.8
Net income attributable to the Partnership	$3.6	$62.0	$62.0	$127.6
Weighted average units outstanding:
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$1.19	$1.19

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	Three Months Ended September 30, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$0.7	$17.6	$17.6	$35.9
Net income attributable to the Partnership in excess of distributions	—	4.9	4.9	9.8
Net income attributable to the Partnership	$0.7	$22.5	$22.5	$45.7
Weighted average units outstanding:
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.43	$0.43

	Nine Months Ended September 30, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$1.3	$50.9	$50.9	$103.1
Net income attributable to the Partnership in excess of distributions	—	8.6	8.5	17.1
Net income attributable to the Partnership	$1.3	$59.5	$59.4	$120.2
Weighted average units outstanding:
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$1.13	$1.13

9. Fair Value Measurements

The carrying amounts of accounts receivable, other current assets, accounts payable, and other current liabilities approximate their fair values due to their short-term nature.

The carrying value of borrowings under the term loan as of September 30, 2020, and the credit facility as of December 31, 2019, approximate fair value as the interest rates are reflective of market rates.

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

We accrued $3.6 million and $3.7 million for environmental liabilities at September 30, 2020 and December 31, 2019, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	September 30, 2020	December 31, 2019
Current portion of environmental remediation obligations	Other current liabilities	$0.4	$0.6
Long-term portion of environmental remediation obligations	Other liabilities	3.2	3.1
Total		$3.6	$3.7

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets $3.6 million and $3.7 million at September 30, 2020 and December 31, 2019, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	September 30, 2020	December 31, 2019
Current portion of indemnification assets	Other current assets	$0.4	$0.6
Non-current portion of indemnification assets	Other assets	3.2	3.1
Total		$3.6	$3.7

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. At June 30, 2020 we recorded $5.2 million under "Other current assets" on our condensed consolidated balance sheet. We have received $1.3 million of insurance proceeds, leaving a balance of $3.9 million under "Other current assets" on our condensed consolidated balance sheet at September 30, 2020. The insurance receivable was recorded as $4.3 million under "Other current assets" and $0.7 million under "Other assets" on our consolidated balance sheet as of December 31, 2019. See Note 14 - Commitments and Contingencies in the Partnership's 2019 10-K for additional information.

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

Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the nine months ended September 30, 2020:

	Phantom Units
	Number of Units (in units)	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2019	15,227	$16.64
Granted	16,038	14.03
Vested	(15,227)	16.64
Outstanding at September 30, 2020	16,038	$14.03

For the three and nine months ended September 30, 2020, total compensation expense recognized for phantom unit awards were approximately $57 thousand and $176 thousand, respectively. For the three and nine months ended September 30, 2019, total compensation expense recognized for phantom unit awards was approximately $64 thousand and $175 thousand, respectively. The unrecognized compensation cost related to phantom unit awards was approximately $90 thousand at September 30, 2020, which is expected to be recognized over a weighted average period of 0.4 years.

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

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at September 30, 2020 and December 31, 2019. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

The financial position of Mardi Gras at September 30, 2020 and December 31, 2019, its financial performance for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019, as reflected in the condensed consolidated financial statements, are as follows:

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	September 30, 2020	December 31, 2019
Balance sheet
Equity method investments	$384.9	$391.3
Non-controlling interests	134.7	136.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statement of operations
Income from equity method investments	$12.6	$13.4	$42.9	$37.1
Less: Net income attributable to non-controlling interests	4.4	4.7	15.0	13.0
Net impact on Net income attributable to the Partnership	$8.2	$8.7	$27.9	$24.1

	Nine Months Ended September 30,
	2020	2019
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$41.9	$37.0
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	7.4	8.3
Cash flows from financing activities
Distributions to non-controlling interests	(17.2)	(15.9)
Net change on the Partnership's cash and cash equivalents	$32.1	$29.4

13. Subsequent Events

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the items noted below, that require recognition or disclosure in the condensed consolidated financial statements.

Distribution

On October 15, 2020, we declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on October 29, 2020, for the three months ended September 30, 2020. The distribution, combined with distributions to our General Partner, will be paid on November 12, 2020, and will total $37.6 million, with $16.6 million distributed to our non-affiliated common unitholders, and $21.0 million, including $1.2 million for IDRs distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

Throughput and Deficiency Agreements

On November 3, 2020, the Partnership entered into throughput and deficiency agreements with BP Products with respect to volumes transported on the following lines (i) BP2 crude oil pipeline system and related assets; (ii) River Rouge refined products pipeline system and related assets; and (iii) Diamondback diluent pipeline system and related assets. These new agreements have a term of three years beginning January 1, 2021 and expiring December 31, 2023. The Partnership has existing agreements on the same pipelines with BP Products that expire on December 31, 2020.

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

Forward-looking statements may include statements about:
•The decline in global crude oil demand and crude oil prices for an uncertain period of time that may lead to a significant reduction of domestic crude oil and natural gas production, which in turn could result in significant declines in the actual or expected volumes transported through our pipelines and/or the reduction of commercial opportunities that might otherwise be available to us.
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
•The effect of an overhang of significant amounts of crude oil inventory stored in the United States and elsewhere and the impact that such inventory overhang ultimately has on our customers' operations as well as the timing of a return to market conditions that support increased drilling and production activities in the United States.
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
•Changes in revenue that we realized under the fixed loss allowance provisions fees and tariffs resulting from changes in underlying commodity prices.
•Fluctuations in the prices for crude oil, natural gas, refined products and diluent.
•The level of onshore and offshore production and demand for crude oil, natural gas, refined products and diluent.
•Our ability to successfully integrate recently acquired assets and realize the anticipated benefits of such acquisitions.

•Changes in global economic conditions and the effects of a global economic downturn on the business of BP and the business of its suppliers, customers, business partners and credit lenders.
•Liabilities associated with the risks and operational hazards inherent in transporting and/or storing crude oil, natural gas, refined products and diluent.
•The impact of hurricanes and other severe weather disruptions to our offshore pipelines in the Gulf of Mexico.
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
•Direct or indirect effects on our operations resulting from actual or threatened terrorist incidents or acts of war.
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

As of September 30, 2020, the Partnership's assets consisted of the following:

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

Business Environment, Market Conditions and Outlook

The impact to the energy industry from both the recent swift and material decline in commodity prices and the global outbreak of COVID-19 have been unprecedented. Additionally, the operations of Mars, Ursa, Caesar, Proteus and Endymion, our offshore crude oil pipeline systems, and Cleopatra, our offshore natural gas pipeline (“Offshore Pipelines”), have been impacted by an elevated number of storms in the Gulf of Mexico during the third quarter. During 2020, there have been six named storms in the region, one in the second quarter and five in the third quarter. Although our assets have remained operational, the active storm season has negatively impacted our third quarter results, which we expect to continue into the fourth quarter. Management continues to monitor the challenging macro environment. For risks associated with these and other factors, see “Item 1A. Risk Factors” in this Quarterly Report.

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

In the second and third quarters of 2020, as COVID-19 appeared to decrease or stabilize in certain areas, certain local, regional and national authorities began to loosen such containment measures and restrictions in various locations in an effort to begin economic recovery, among other purposes. While this relaxation of containment measures initially led to an increased demand for petroleum and petroleum-based products through improved general economic conditions, there has also been a resurgence of COVID-19 cases in the third quarter and continuing into October 2020 that resulted in the reinstatement of containment measures and restrictions, which could lower demand for petroleum and petroleum-based products.

Decline in Demand and Potential Impact to Our Operations

The unprecedented supply and demand dynamics created by demand decreases resulting from COVID-19 and supply increases resulting from recent periods of increased production by members of the Organization of Petroleum Exporting Countries and other countries, including Russia ("OPEC+"), beginning in March 2020, have resulted in severe declines in commodity prices and created volatility, uncertainty, and turmoil in the oil and gas industry. Despite OPEC+ agreeing to cut production in April 2020, such production cuts have yet to offset the decrease in demand resulting from the COVID-19 pandemic and related economic repercussions. As a result, the price of oil has remained depressed, and available storage and transportation capacity for production have been limited. It is uncertain whether capital and production cuts will continue and, if so, whether they will be sufficient to offset the continued low demand resulting from the COVID-19 pandemic. Demand and prices may again decline due to the resurgence of the outbreak across the U.S. and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders, although the extent of the additional impact on our industry and our business cannot be reasonably predicted at this time.

In the nine months ended September 30, 2020, we experienced a negative financial impact on our onshore pipelines as a result of reduced demand. The impacts of this as well as other operational drivers are offset by $11.1 million of deficiency revenue recorded under our MVCs on all onshore pipelines, which extend through December 31, 2020 (and for certain volumes on Diamondback through June 30, 2021). We could continue to experience a negative financial impact if volumes shipped on our pipelines remain below such minimum commitments beyond 2020 as a result of reduced consumer demand due to the response to the COVID-19 pandemic. As discussed in greater detail below under “Item 5—Throughput and Deficiency Agreements,” BP Products has executed new MVC agreements for an additional three years which continue to provide downside protection to the Partnership.

For our offshore joint ventures, we expect demand to be resilient, as offshore projects are larger capital projects planned over many years and less impacted by temporary changes in capital investment. We experienced a decline in volumes on our offshore pipelines during the second and third quarters; and such decline was primarily due to the short term weather impacts in the Gulf of Mexico and planned maintenance activities. To limit the impact of COVID-19, BP and our other customers, as well as third-party operators of our pipelines, have implemented various protocols for both onshore and offshore personnel; however, these may not prove to be successful. There is risk of decreased volumes with respect to our offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. Additionally, we expect the shippers on our offshore pipelines to continue to find buyers for their production; however, they may not be successful.

We have taken steps and continue to actively work to mitigate the evolving challenges and continuing impact of both the COVID-19 pandemic and the industry downturn on our operations and our financial condition. We have also worked with BP Pipelines and the third-party operators of our assets to ensure that COVID-19 response and business continuity plans have been implemented across all of our assets and operations. BP employees, including BP Pipelines personnel, have been working from home since March 16, 2020, except those deemed critical to the functioning of owned and managed assets. For those that are critical and are required to be on-site, protocols have been implemented to protect those employees. Thus far, the need for BP employees to work remotely has not significantly impacted our operations, including use of financial reporting systems, nor has it significantly impacted our internal control environment. We have not incurred, and in the future do not expect to incur, significant expenses related to business continuity. However, our continuing operations and the management of the immediate and contingent safety measures would likely become increasingly difficult if a significant number of BP employees are infected by COVID-19 and the practical difficulties of social distancing impact productivity.

We also continue to monitor our liquidity position. As of September 30, 2020, we had available capacity of $132 million under our unsecured revolving credit facility with an affiliate of BP and $123.8 million cash; our only outstanding indebtedness is $468 million under the term loan, with no principal payments due until 2025. We experienced a decline in the price of our common units over the first nine months of 2020, a condition that is consistent across our sector and may impact our ability to access capital markets. We do not have any debt covenants or other lending arrangements that depend upon our unit price. We are in compliance with the covenants contained in both our revolving credit facility and term loan, both of which include the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Please see “Capital Resources and Liquidity” and Note 6 - Debt for additional information.

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

As noted above, BP Pipelines and the third-party operators of our assets have taken steps and continue to actively work to mitigate the evolving challenges and continuing impact of both the COVID-19 pandemic and the industry downturn on our operations and financial condition. However, given the tremendous uncertainty and turmoil, there is no certainty that the measures we take will be ultimately sufficient.

Weather Impacts

The Atlantic hurricane season this year is nearing an all-time record in terms of the number of storms in a single season, and during the third quarter of 2020, the operations of our Offshore Pipelines were disrupted by multiple weather events in the Gulf of Mexico, including Hurricanes Laura and Sally. We estimate the quarterly gross impact on operations was in the range of 150,000 to 200,000 barrels of oil equivalent per day or $4 million to $5 million to our cash available for distribution, driven primarily by these weather events. Hurricanes Delta and Zeta in October 2020 are also expected to impact throughput on our Offshore Pipelines. Such events have been, and may in the future be material and may cause a serious business disruption or serious damage to our pipeline systems which could affect such systems’ ability to transport crude oil and natural gas.

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

In addition, substantially all of our aggregate revenue on BP2, River Rouge and Diamondback is supported by commercial agreements with BP Products. As described in further detail in “Item 5—Throughput and Deficiency Agreements,” on November 3, 2020, the Partnership entered into throughput and deficiency agreements with BP Products with respect to volumes transported on the following lines (i) BP2 crude oil pipeline system and related assets; (ii) River Rouge refined products pipeline system and related assets; and (iii) Diamondback diluent pipeline system and related assets. These new agreements have a term of three years beginning January 1, 2021 and expiring December 31, 2023. The Partnership has existing agreements on the same pipelines with BP Products that expire on December 31, 2020.

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

Total Maintenance Spend - Wholly Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding total maintenance requirements. Total Maintenance Spend for the nine months ended September 30, 2020 and 2019, respectively, is shown in the table below:

	Nine Months Ended September 30,
	2020	2019
	(in millions of dollars)
Wholly Owned Assets
Maintenance expenses	$2.2	$1.3
Maintenance capital expenditures	1.5	0.4
Maintenance capital recovery(1)	(0.7)	—
Total Maintenance Spend - Wholly Owned Assets	$3.0	$1.7
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

Factors Affecting Our Business

Partnership business can be negatively affected by sustained downturns or slow growth in the economy in general and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our customers’ operations. For example, as discussed earlier, in March of 2020, the spot price of West Texas Intermediate (“WTI”) crude declined over 50% in response to reductions in global demand due to the COVID-19 pandemic and announcements by Saudi Arabia and Russia of plans to increase crude oil production. In addition to the collapse and current volatility in oil prices, demand for many refined petroleum products has also declined sharply causing refineries to curtail output. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions on the mobility of consumers and the related impact on crude oil prices and the U.S. and global economy and capital markets is uncertain. The uncertain future impacts of COVID-19 and swift shifts in the demand for oil may negatively impact our financial position, particularly our cash flows and liquidity. As of the date of this Quarterly Report, all of our assets remain operational. We did experience some negative financial impact through the third quarter which we expect to continue.

Customers

BP is our primary customer. Total revenue from BP represented 98.2% and 97.5% of our revenues for the three and nine months ended September 30, 2020, respectively. Total revenue from BP represented 98.0% and 97.6% of our revenues for the three and nine months ended September 30, 2019, respectively. BP’s volumes represented approximately 96.1% and 94.6% of the aggregate total volumes transported on the Wholly Owned Assets for the three and nine months ended September 30, 2020, respectively. BP’s volumes represented approximately 95.6% and 95.1% of the aggregate total volumes transported on the Wholly Owned Assets for the three and nine months ended September 30, 2019, respectively.

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

Regulation

Interstate common carrier pipelines are subject to regulation by various federal, state and local agencies including the FERC, the Environmental Protection Agency and the Department of Transportation. On June 18, 2020, FERC issued a Notice of Inquiry requesting comments on a proposed oil pipeline index using the Producer Price Index for Finished Goods (PPI-FG) plus 0.09% as the index level, and requested comments on whether and how the index should reflect changes to FERC’s policies regarding income tax costs and return on equity. The Notice of Inquiry is subject to a comment period, after which FERC will issue a final oil pipeline index for the five-year period commencing July 1, 2021. FERC’s final application of its indexing rate methodology for the next five-year term of index rates may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index. For more information on federal, state and local regulations affecting our business, see Part I, Item 1 and 2. Business and Properties in the Partnership's 2019 10-K.

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

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. At June 30, 2020 we recorded $5.2 million under "Other current assets" on our condensed consolidated balance sheet. We have received $1.3 million of insurance proceeds, leaving a balance of $3.9 million under "Other current assets" on our condensed consolidated balance sheet at September 30, 2020. The insurance receivable was recorded as $4.3 million under "Other current assets" and $0.7 million under "Other assets"

on our consolidated balance sheet as of December 31, 2019. See Part II, Item 8, Note 14 - Commitments and Contingencies in the Partnership's 2019 10-K for additional information.

Results of Operations

The following tables and discussion contain a summary of condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019.

As mentioned above in Item 2 - COVID-19, through the third quarter of 2020, our financial condition and results of operations have been negatively impacted by the COVID-19 pandemic and the current volatility and decline in commodity prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions of dollars)
Revenue	$33.7	$34.6	$95.9	$93.4
Costs and expenses
Operating expenses	4.9	5.3	14.5	14.9
Maintenance expenses	0.4	0.3	2.2	1.3
General and administrative	3.9	4.1	13.0	12.6
Depreciation	0.7	0.7	2.0	2.0
Impairment and other, net	—	—	—	1.0
Property and other taxes	0.2	0.1	0.5	0.4
Total costs and expenses	10.1	10.5	32.2	32.2
Operating income	23.6	24.1	63.7	61.2
Income from equity method investments	27.6	30.1	85.7	83.3
Interest expense, net	1.5	3.8	6.8	11.3
Net income	49.7	50.4	142.6	133.2
Less: Net income attributable to non-controlling interests	4.4	4.7	15.0	13.0
Net income attributable to the Partnership	$45.3	$45.7	$127.6	$120.2

Adjusted EBITDA*	$51.5	$57.3	$158.9	$158.0
Less: Adjusted EBITDA attributable to non-controlling interests	5.0	5.3	17.2	15.9
Adjusted EBITDA attributable to the Partnership	$46.5	$52.0	$141.7	$142.1
* See Reconciliation of Non-GAAP Measures below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pipeline throughput (thousands of barrels per day)(1)	2020	2019	2020	2019
BP2	253	316	266	299
Diamondback	59	59	67	65
River Rouge	75	72	69	71
Total Wholly Owned Assets	387	447	402	435

Mars	479	519	506	548

Caesar	143	176	162	198
Cleopatra(2)	15	21	18	24
Proteus	200	191	211	158
Endymion	200	191	211	158
Mardi Gras Joint Ventures	558	579	602	538

Ursa	57	104	80	112

Average revenue per barrel ($ per barrel)(3)
Total Wholly Owned Assets	$0.80	$0.78	$0.77	$0.77
Mars	1.17	1.36	1.31	1.24
Mardi Gras Joint Ventures	0.59	0.63	0.59	0.67
Ursa	0.93	0.89	0.90	0.87
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(3) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Total revenue from wholly owned assets decreased by approximately $0.9 million or 2.6% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to the following factors:
•Increase of $2.7 million from the recognition of deficiency revenue in current period.
•Increase of $0.7 million or 6.9% in throughput revenue attributable to a 3.2% increase in throughput volume and a 3.6% increase in weighted average tariff rate from River Rouge.
•Decrease of $3.2 million or 18.6% in throughput revenue attributable to a 20.2% decrease in throughput volume and a 2.0% increase in the weighted average tariff rate from BP2.
•Decrease of $1.1 million or 41.9% in revenues from allowance oil primarily due to lower volume on BP2 and a lower realized price per barrel.
•Throughput revenue, volume and average tariff rate were virtually flat on Diamondback.

Operating expenses decreased by $0.4 million or 7.5% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily attributable to decrease in energy costs due to lower volumes.

Income from equity method investments decreased by $2.5 million or 8.3% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a decrease in throughput volume and revenue originating from the Gulf of Mexico due to shut downs attributable to the hurricanes during the quarter. In addition, due to lower customer demand from COVID-19 impacts, income from KM Phoenix was lower for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Interest expense decreased by $2.3 million or 60.5% in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to lower interest rates in the quarter from the term loan arrangement compared to the credit facility we had outstanding for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Total revenue from wholly owned assets increased by approximately $2.5 million or 2.7% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due to the following factors:

•Increase of $8.7 million from the recognition of deficiency revenue in current period.
•Increase of $0.7 million or 7.9% in throughput revenue attributable to a 4.9% increase in throughput volume and a 2.9% increase in the weighted average tariff rate from Diamondback.
•Increase of $0.6 million or 2.1% in throughput revenue attributable to a 3.1% decrease in throughput volume that was partially offset by 5.4% increase in weighted average tariff rate from River Rouge.
•Decrease of $3.9 million or 50.3% in revenue from allowance oil primarily due to lower volume on BP2 and a lower realized price per barrel.
•Decrease of $3.6 million or 7.6% in throughput revenue attributable to a 10.7% decrease in throughput volume that was partially offset by 3.5% increase in the weighted average tariff rate from BP2.

Maintenance expenses increased by $0.9 million or 69.2% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 due to pipeline repairs completed in 2020.

General and administrative expenses increased by $0.4 million or 3.2% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the increase was primarily from the increase in omnibus fee in first quarter.

Impairment expense decreased by $1.0 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as no impairment expenses were recognized in the current period.

Income from equity method investments increased by $2.4 million or 2.9% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to incremental throughput volume from Appomattox beginning in the first quarter of 2020, which transports volume through Proteus and Endymion.

Interest expense, net decreased by $4.5 million or 39.8% in the nine months ended September 30, 2020 primarily due to lower interest rates from the term loan arrangement compared to the credit facility we had outstanding for the nine months ended September 30, 2019.

Net income attributable to non-controlling interests increased by $2.0 million or 15.4% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 due to the increase in earnings from the Mardi Gras investments in the period.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$49.7	$50.4	$142.6	$133.2
Add:
Depreciation	0.7	0.7	2.0	2.0
Interest expense, net	1.5	3.8	6.8	11.3
Cash distributions received from equity method investments	27.2	32.5	93.2	94.8
Less:
Income from equity method investments	27.6	30.1	85.7	83.3
Adjusted EBITDA	51.5	57.3	158.9	158.0
Less:
Adjusted EBITDA attributable to non-controlling interests	5.0	5.3	17.2	15.9
Adjusted EBITDA attributable to the Partnership	46.5	52.0	141.7	142.1
Add:
Net adjustments from volume deficiency agreements	(2.1)	(3.1)	(3.7)	(2.8)
Maintenance capital recovery(1)	0.1	—	0.7	—
Less:
Net interest paid/(received)	2.1	(0.1)	10.1	11.3
Maintenance capital expenditures	0.3	0.1	1.5	0.4
Cash reserves(2)	(0.7)	3.9	(3.0)	—
Cash available for distribution attributable to the Partnership	$42.8	$45.0	$130.1	$127.6

(1) Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2) Reflects cash reserved due to timing of interest payment(s).

	Nine Months Ended September 30,
	2020	2019
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$148.3	$142.3
Add:
Interest expense, net	6.8	11.3
Distribution in excess of earnings from equity method investments	7.4	8.3
Less:
Changes in other assets and liabilities	3.4	2.7
Non-cash adjustments	0.2	0.2
Impairment and other, net*	—	1.0
Adjusted EBITDA	158.9	158.0
Less:
Adjusted EBITDA attributable to non-controlling interests	17.2	15.9
Adjusted EBITDA attributable to the Partnership	141.7	142.1
Add:
Net adjustments from volume deficiency agreements	(3.7)	(2.8)
Maintenance capital recovery(1)	0.7	—
Less:
Net interest paid/(received)	10.1	11.3
Maintenance capital expenditures	1.5	0.4
Cash reserves(2)	(3.0)	—
Cash available for distribution attributable to the Partnership	$130.1	$127.6

* Includes $3.1 million of costs related to the Griffith Station Incident (impairment charge of $2.3 million and $0.8 million for the response expense), net of $(2.1) million in offsetting insurance receivable. The net charge of $1.0 million reflects our insurance deductible.
(1) Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2) Reflects cash reserved due to timing of interest payment(s).

Capital Resources and Liquidity

Currently, we expect our primary ongoing sources of liquidity to be cash generated from operations (including distribution from equity method investments), and, as needed, borrowings under our existing credit facility. The entities in which we own an interest may also incur debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. As of September 30, 2020, our liquidity was $255.8 million, consisting of $123.8 million of cash and $132 million available under our existing credit facility with BP. Our only debt outstanding is our $468 million borrowed under our term loan with an affiliate of BP, and there are no principal payments required with respect to that facility until 2025.

Through the third quarter of 2020, our financial condition and results of operations have been negatively impacted by the COVID-19 pandemic and the current volatility and decline in commodity prices. The MVC agreements executed on November 3, 2020 provide downside protection to the Partnership albeit at a lower level than in prior years on BP2 and Diamondback. Additionally, there is risk of decreased volumes with respect to the offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. In the longer term, if reduced demand were to persist through 2021 or longer, we may not be able to continue to generate similar levels of operating cash flow and our liquidity and capital resources may not be sufficient to make our current levels of cash distributions to unitholders or even meet our minimum quarterly distribution. Although we continue to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and the industry downturn on our operations and our financial condition, there is no certainty that the measures we take will be ultimately sufficient.

Cash Distributions

The board of directors of our General Partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or approximately $110 million per year in the aggregate, based on the number of common and subordinated units outstanding as of September 30, 2020. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of expenses, including payments to our General Partner and its affiliates.

On October 15, 2020, we declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on October 29, 2020, for the three months ended September 30, 2020. The distribution, combined with distributions to our General Partner, will be paid on November 12, 2020, and will total $37.6 million, with $16.6 million distributed to our non-affiliated common unitholders, and $21.0 million, including $1.2 million for IDRs distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

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

Term Loan Facility Agreement

On February 24, 2020, the Partnership entered into a $468 million term loan with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under our existing credit facility. Please refer to Note 9 - Debt in the Partnership's 2019 10-K for further details. The term loan has a final repayment date of February 24, 2025 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600 million. All other terms of the credit facility remain the same. As of September 30, 2020, the Partnership was in compliance with the covenants contained in the term loan facility and the credit facility.

Cash Flows from Operations

Operating Activities. We generated $148.3 million and $142.3 million in cash flow from operating activities in the nine months ended September 30, 2020 and 2019, respectively. The $6.0 million increase in cash flows from operating activities resulted primarily from a $9.4 million increase due to an increase in operating income and a reduction in interest expense, a $0.7 million increase in working capital, partially offset by a net decrease of $3.1 million from equity method investments and the absence of a $1.0 million deductible from the Griffith Station Incident.

Investing Activities. Cash flow generated by investing activities was $6.7 million and $7.9 million in the nine months ended September 30, 2020 and 2019, respectively. The $1.2 million decrease in cash flow generated by investing activities was primarily due to a $0.9 million decrease in excess distributions from equity method investments and a $1.6 million increase in funds used for capital expenditures partially offset by a $1.3 million increase in proceeds from insurance claims from the Griffith Station Incident during the nine months ended September 30, 2020.

Financing Activities. Cash flow used in financing activities was $130.0 million and $114.8 million in the nine months ended September 30, 2020 and 2019, respectively. The $15.2 million increase in the usage of cash for financing activities was due to increases related to distributions to unitholders and our General Partner of $13.9 million and to non-controlling interest of $1.3 million.

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

A summary of capital expenditures associated with ongoing projects related to the Wholly Owned Assets, for the nine months ended September 30, 2020 and 2019, is shown in the table below:

	Nine Months Ended September 30,
	2020	2019
	(in millions of dollars)
Cash spent on expansion capital expenditures	$0.5	$—
Cash spent on maintenance capital expenditures	1.5	0.4
Increase in accrued capital expenditures	1.3	0.2
Total capital expenditures incurred	$3.3	$0.6

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and nine months ended September 30, 2020, does not differ materially from that discussed under Item 7A of the Partnership's 2019 10-K.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership's management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Partnership's principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at a reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Partnership's system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition, pursuant to the terms of the various agreements under which we acquired assets from BP since the IPO, BP will indemnify us for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of the acquired assets prior to our acquisition of those assets. Specifically, under our omnibus agreement, indemnification for any unknown environmental liabilities was limited to liabilities due to occurrences on or before October 30, 2017, which were identified prior to October 30, 2020. We continue to maintain indemnification by our general partner for matters previously discovered. To the extent that unknown environmental liabilities arise relating to prior ownership, the Partnership will be liable.

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

The current commodity price environment may remain depressed based on over-supply, decreasing demand and a potential global economic recession, as is evidenced by the current historically low prices in the forward curve for oil, for several years. With decreased demand and the storage and transportation constraints further adding to the pressure on commodities prices, refiners have curtailed output, and producers all over the world – including in the United States – have significantly decreased their capital programs and shut-in production. If these conditions persist beyond 2020, we could continue to see a significant decline in demand for our services with respect to our onshore pipelines if volumes shipped on such pipelines remain below the existing MVCs. The MVC agreements executed on November 3, 2020 provide downside protection to the Partnership albeit at a lower level than in prior years on BP2 and Diamondback.

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

Our environmental indemnification notification period has expired with our general partner.

Under our omnibus agreement, indemnification for any unknown environmental liabilities was limited to liabilities due to occurrences on or before October 30, 2017, which were identified prior to October 30, 2020. We continue to maintain indemnification by our general partner for matters previously discovered. To the extent that unknown environmental liabilities arise relating to prior ownership, the Partnership will be liable. Any such event could have a material adverse effect on our business, financial condition and results of operations.

Hurricanes and other severe weather conditions, natural disasters or other adverse events or conditions could damage our pipeline systems or disrupt the operations of our customers, which could adversely affect our operations and financial condition.

The operations of our Offshore Pipelines could be impacted by severe weather conditions or natural disasters, including hurricanes, or other adverse events or conditions. Additionally, such adverse events or conditions could impact our customers, and they may be unable to utilize our pipeline systems. The susceptibility of our assets to storm damage could be aggravated by wetland and barrier island erosion. In addition, neither we nor the entities in which we own an interest that own these offshore pipeline systems carry named windstorm insurance for any of our offshore pipeline systems. Weather-related risks could have a material adverse effect on our ability to continue operations and on our financial condition, results of operations and cash flows.

For example, during the third quarter of 2020, the operations of our Offshore Pipelines were disrupted by multiple weather events in the Gulf of Mexico, including Hurricanes Laura and Sally. We estimate the quarterly gross impact on operations was in the range of 150,000 to 200,000 barrels of oil equivalent per day or $4 million to $5 million to our cash available for distribution, driven primarily by these weather events. Hurricanes Delta and Zeta in October 2020 are also expected to impact throughput on our Offshore Pipelines. Such events have been, and may in the future be material and may cause a serious business disruption or serious damage to our pipeline systems which could affect such systems’ ability to transport crude oil and natural gas.

Item 5. OTHER INFORMATION

Throughput and Deficiency Agreements

On November 3, 2020, the Partnership entered into throughput and deficiency agreements with BP Products with respect to volumes transported on the following lines (i) BP2 crude oil pipeline system and related assets; (ii) River Rouge refined products pipeline system and related assets; and (iii) Diamondback diluent pipeline system and related assets (each a “Throughput and Deficiency Agreement” and collectively, the “Throughput and Deficiency Agreements”).

Pursuant to the Throughput and Deficiency Agreements, the Partnership will provide transportation services to BP Products, and BP Products will commit to pay the Partnership for minimum volumes of crude oil, refined products and diluent, regardless of whether such volumes are physically shipped by BP Products through the Partnership’s pipelines during the term of the agreements. BP Products will have the right to terminate these agreements if the Partnership fails to perform any of its material obligations and fails to correct such non-performance within specified periods, or in the event of a change of control of the Partnership’s general partner. A detailed description of each agreement is below:

BP2 Throughput and Deficiency Agreement. Under this agreement, if BP Products fails to transport its minimum throughput volume on our BP2 pipeline from Griffith, Indiana to the Whiting Refinery during any month through December 31, 2023, then BP Products will pay us a deficiency payment equal to the volume of the deficiency multiplied by the contractual rate, which is calculated based on the applicable tariff rate then in effect. The amount of any deficiency payment paid by BP Products under this agreement may be applied as a credit for any volumes transported on our BP2 pipeline in excess of BP Products’ minimum volume commitment during the calendar year in which such credits arose, after which time any unused credits will expire.

River Rouge Throughput and Deficiency Agreement. Under this agreement, if BP Products fails to transport its minimum throughput volume on River Rouge from Whiting, Indiana to various terminals along the pipeline during any month through December 31, 2023, then BP Products will pay us a deficiency payment equal to the volume of the deficiency multiplied by the contractual deficiency rate which is calculated based on the applicable tariff rates then in effect. The amount of any deficiency payment paid by BP Products under this agreement may be applied as a credit for any volumes transported on River Rouge in excess of BP Products’ minimum volume commitment during the calendar year in which such credits arose, after which time any unused credits will expire.

Diamondback Throughput and Deficiency Agreement. Under this Agreement, if BP Products fails to transport its minimum throughput volume on our Diamondback pipeline from Gary, Indiana to Manhattan, Illinois during any month through December 31, 2023, then BP Products will pay us, during such period, a deficiency payment equal to the volume of the deficiency multiplied by the contractual deficiency rate, which is calculated based on the applicable tariff rate then in effect. The amount of any deficiency payment paid by BP Products under this agreement may be applied as a credit for any volumes transported on our Diamondback pipeline in excess of BP Products’ minimum volume commitment during the calendar year in which such credits arose, after which time any unused credits will expire.

In addition, we currently are a party to two throughput and deficiency agreements with BP Products and one dedication agreement with a third-party for Diamondback. The dedication agreement with a third-party on Diamondback automatically renewed in 2020 and will now expire in June 2021. The throughput and deficiency agreement for Diamondback renewed in 2020 and will now expire in June 2021.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Throughput and Deficiency Agreements, which are filed as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q.

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

•In November 2018, an Iranian shipping company brought a claim in Iran against a third party for non-payment of shipping fees and obtained a judgment in absentia with a US dollar equivalent value of approximately $60,000.

•In November 2019, the Consulate General of The Islamic Republic of Iran in Dubai formally notified Melubco that the case had been filed against Melubco.

•In May 2020, Melubco paid court filing fees to the Tehran Judicial Services Office with a US dollar equivalent value of approximately $2,694. The payment was required to appeal the judgment obtained in absentia, purportedly against Melubco.

•Melubco refutes the claim on the basis that it has never contracted with or received any services from this shipping company.

•In September 2020, the Division 15th Legal Court of Tehran held that the judgment in absentia had not been obtained against Melubco but against a different company (with a similar name), and therefore it could not be enforced against Melubco.

Item 6. EXHIBITS

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP.	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC.	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC.	S-1	3.4	9/11/2017	333-220407
10.1	BP Two Pipeline Company LLC Throughput and Deficiency Agreement, dated November 3, 2020, between BP Midstream Partners LP and BP Products North America Inc.					X
10.2	BP River Rouge Pipeline Company LLC Throughput and Deficiency Agreement, dated November 3, 2020, between BP Midstream Partners LP and BP Products North America Inc.					X
10.3	BP D-B Pipeline Company LLC Throughput and Deficiency Agreement, dated November 3, 2020, between BP Midstream Partners LP and BP Products North America Inc.					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32*	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101	The following financial information from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.					X
104	The cover page from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL.					X

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

Date: November 5, 2020	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director