Form 10-K
period 2020-12-31
BP Midstream Partners LP
filed 2021-02-25
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2020, was $548 million, based on the closing price of such units of $11.47 as reported on the New York Stock Exchange on such date. As of February 24, 2021, the registrant had 104,778,502 common units outstanding.
Documents Incorporated By Reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact included in this Annual Report, regarding the Partnership's strategy, future growth, future operations, future actions, the continued effects of the global coronavirus disease (“COVID-19”) pandemic on demand, the effects of the continued volatility of commodity prices and the related macroeconomic and political environment, volumes, capital requirements, conditions or events, future operating results or the ability to generate sales, our potential exposure to market risks, statements relating to the expected amount of cash available for distribution and level of distributions, financial position, estimated revenues and losses, projected cost, prospects, plans and objectives of management, are forward-looking statements.

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

Forward-looking statements may include statements about:

•The decline in global crude oil demand and crude oil prices for an uncertain period of time and the potential resulting significant reduction of domestic crude oil and natural gas production and significant declines in the actual or expected volumes transported through our pipelines and/or the reduction of commercial opportunities that might otherwise be available to us.
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
•The impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations, including increased focus by the federal and state governments to develop renewable energy and climate-related policies.
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

Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

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

Item 1 and 2. BUSINESS AND PROPERTIES

Overview

BP Midstream Partners LP is a Delaware limited partnership formed on May 22, 2017 by BP Pipelines, an indirect wholly owned subsidiary of BP, a “foreign private issuer” within the meaning of the Securities Exchange Act of 1934, as amended. On October 30, 2017, the Partnership completed its initial public offering (the "IPO") of common units representing limited partner interests.

We are a fee-based, growth-oriented master limited partnership formed to own, operate, develop and acquire pipelines and other midstream assets. Partnership assets consist of interests in entities that own crude oil, natural gas, refined products and diluent pipelines and refined product terminals serving as key infrastructure for BP and other customers to transport onshore crude oil production to BP’s Whiting Refinery and offshore crude oil and natural gas production to key refining markets and trading and distribution hubs. Certain Partnership assets deliver refined products and diluent from the Whiting Refinery and other U.S. supply hubs to major demand centers.

Businesses and Assets

As of December 31, 2020, the Partnership's assets consisted of the following:

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

Certain Partnership businesses are subject to regulation by various authorities including, but not limited to, the Federal Energy Regulatory Commission ("FERC"). Regulatory bodies exercise statutory authority over matters such as common carrier tariffs, construction, rates and ratemaking and agreements with customers.

Organizational Structure

The following simplified diagram depicts our organizational structure as of December 31, 2020. As discussed in Note 17 - Subsequent Events in the Notes to Consolidated Financial Statements, on February 12, 2021, all of our subordinated units were automatically converted into common units on a one-for-one basis and the subordination period was terminated.

BP Pipelines
(North America) Inc.
("BP Pipelines")
35%[1]
BP Midstream
Partners Holdings LLC
("BP Holdco")
4,581,177 Common Units
52,375,535 Subordinated Units
BP Midstream
Partners GP LLC
(the "general partner")
General Partner Interest
Incentive Distribution Rights
54.4 % Limited
Partner Interest
Public Unitholders
47,821,790 Common Units
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

The table below sets forth certain information regarding our assets as of December 31, 2020:

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

Offshore Crude Oil and Natural Gas Pipelines

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

Pipeline	Period*	Annual Minimum Throughput Commitment (kbpd)**
BP2	2020	320
	2021	300
	2022	290
	2023	280
River Rouge	Q4 2017 - 2020	60
	2021 - 2023	60
Diamondback	Q3 2017 - Q2 2022	23
	Q4 2017 - 2020	20
	2021 - 2023	10

* On November 3, 2020, the Partnership entered into throughput and deficiency agreements with BP Products with respect to volumes transported on BP2, River Rouge and Diamondback. These new agreements have a term of three years beginning January 1, 2021 and expiring December 31, 2023. The Partnership had existing agreements on the same pipelines with BP Products that expired on December 31, 2020.

** Transportation fee rate is the posted tariff.

Under each of our throughput and deficiency, or “minimum volume commitment,” agreements, BP Products is obligated to throughput certain minimum volumes of crude oil, refined products and diluent on our onshore pipelines and pay the applicable tariff rates with respect to such volumes.

The following sets forth additional information regarding each of our minimum volume commitment agreements:

BP2 Throughput and Deficiency Agreement. Under this agreement, if BP Products fails to transport its minimum throughput volume on our BP2 pipeline from Griffith, Indiana to the Whiting Refinery during any month through December 31, 2023, then BP Products will pay us a deficiency payment equal to the volume of the deficiency multiplied by the contractual rate, which is calculated based on the applicable tariff rate then in effect (the “Deficiency Payment”). The amount of any deficiency payment paid by BP Products under this agreement may be applied as a credit for any volumes transported on our BP2 pipeline in excess of BP Products’ minimum volume commitment during the calendar year in which such credits arose, after which time any unused credits will expire.

River Rouge Throughput and Deficiency Agreement. Under this agreement, if BP Products fails to transport its minimum throughput volume on River Rouge from Whiting, Indiana to various terminals along the pipeline during any month through December 31, 2023, then BP Products will pay us a Deficiency Payment. The amount of any deficiency payment paid by BP Products under this agreement may be applied as a credit for any volumes transported on River Rouge in excess of BP Products’ minimum volume commitment during the calendar year in which such credits arose, after which time any unused credits will expire.

Diamondback Throughput and Deficiency Agreements. Under this agreement, if BP Products fails to transport its minimum throughput volume on our Diamondback pipeline from Gary, Indiana to Manhattan, Illinois during any month through December 31, 2023, then BP Products will pay us, during such period, a deficiency payment. The amount of any Deficiency Payment paid by BP Products under this agreement may be applied as a credit for any volumes transported on our Diamondback pipeline in excess of BP Products’ minimum volume commitment during the calendar year in which such credits arose, after which time any unused credits will expire.

In addition, we are a party to one throughput and deficiency agreement with BP Products and one dedication agreement with a third party for Diamondback. The dedication agreement with a third party on Diamondback automatically renewed in 2021 and will now expire in June 2022. This contract is subject to successive one-year renewal periods at the election of the parties. The throughput and deficiency agreement for Diamondback automatically renewed in 2021 and will now expire in June 2022.

Termination of Throughput and Deficiency Agreements. BP Products has the right to terminate these agreements if we fail to perform any of our material obligations and fail to correct such non-performance within specified periods, or in the event of a change of control of our general partner.

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

Right of First Offer

We have entered into an omnibus agreement with BP Pipelines under which BP Pipelines granted us a ROFO, for a period ending on the earlier of (i) seven years after the IPO or (ii) the date on which BP Pipelines or its affiliates cease to control our general partner. Pursuant to the ROFO, BP Pipelines has agreed and will cause its affiliates to agree that if BP Pipelines or any of its affiliates decide to attempt to sell (other than to another affiliate of BP Pipelines) BP Pipelines’ retained ownership interest in Mardi Gras and all of BP Pipelines’ interests in midstream pipeline systems and assets related thereto in the contiguous United States and offshore Gulf of Mexico that were owned by BP Pipelines at the closing of the IPO (the “Subject Assets”), BP Pipelines or its affiliate will notify us of its desire to sell such Subject Assets and, prior to selling such Subject Assets to a third party, will allow us 45 days from such notice to make a binding written offer regarding such Subject Assets. In addition to BP Pipelines’ retained ownership interest in Mardi Gras, the assets subject to our ROFO include three crude oil and natural gas liquid pipeline systems with an aggregate gross length of approximately 1,550 miles and an aggregate gross capacity of approximately 1,800 kbpd and nine refined products pipeline systems with an aggregate gross length of approximately 1,940 miles and an aggregate gross capacity of approximately 620 kbpd, as of December 31, 2020.

The consideration to be paid by us for the Subject Assets, as well as the consummation and timing of any acquisition by us of those assets, would depend upon, among other things, the timing of BP Pipelines’ decision to sell those assets and our ability to successfully negotiate a price and other mutually agreeable purchase terms for those assets. Refer to Part I, Item 1A. Risk Factors—Risks Related to Our Business—If we are unable to make acquisitions on economically acceptable terms from BP or third parties, our future growth would be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.

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

The fee was adjusted to $13.6 million per year, payable in equal monthly installments, beginning on January 1, 2019, and adjusted to $15.2 million per year, payable in equal monthly installments, beginning on January 1, 2020. During the second quarter of 2020, our Parent agreed to adjust the fee payable under the Omnibus Agreement back to the 2019 annual fee, beginning in the second quarter, prorated for the remainder of 2020 due to the ongoing economic effects of the global

COVID-19 pandemic. This resulted in a 2020 annual fee of $14.0 million. The annual fee was adjusted to $15.5 million per year, payable in equal monthly installments, beginning on January 1, 2021.

Our general partner, in good faith, may adjust the administrative fee to reflect, among others, any change in the level or complexity of our operations, a change in the scope or cost of services provided to us, inflation or a change in law or other regulatory requirements, the contribution, acquisition or disposition of our assets or any material change in our operation activities.

Customers

BP is our primary customer. Total revenue from BP represented 97.8%, 97.7%, and 97.6% of our revenues in the years ended December 31, 2020, 2019 and 2018, respectively. BP’s volumes represented approximately 95.2%, 95.1% and 94.9% of the aggregate total volumes transported on the Wholly Owned Assets for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Even though our offshore lines are supported by fee-based life-of-lease transportation agreements, our offshore pipelines compete for new production on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. The principal competition for our offshore pipelines includes other crude oil and natural gas pipeline systems as well as producers who may elect to build or utilize their own transportation assets, although the barrier to new entrants is high due to the cost and environmental permitting required. In addition, the ability of our offshore pipelines to access future reserves will be subject to our ability, or the producers’ ability, to fund the significant capital expenditures required to connect to the new production. In general, except for Mars, our offshore pipelines are not currently subject to regulatory rate-making authority, and the rates our offshore pipelines charges for services are dependent on market and economic conditions.

We also face increased indirect competition from alternative energy sources, such as wind or solar power, and these alternative energy sources could become even more competitive as various states and the federal government develop renewable energy and climate related policies, including taking actions to restrict the production of oil and gas.

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

The EPAct required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer’s Price Index for Finished Goods (“PPI-FG”). The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2021 and ending June 30, 2026, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG plus 0.78%. However, requests for rehearing of the December 2020 order establishing this indexing amount were filed with FERC and those requests remain pending, with rehearing granted for purposes of extending the time FERC has to review the requests. We cannot predict whether or to what extent the index factor may change in the future. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so. Rate increases made under the index are presumed to be just and reasonable and require a protesting party to demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Despite these procedural limits on challenging the indexing of rates, the overall rates are not entitled to any specific protection against rate challenges. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. Many existing pipelines, including BP2, River Rouge, Diamondback, and Mars, utilize the FERC oil index to change transportation rates annually every July 1.

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

Pipeline safety laws and regulations are subject to change over time. Changes in existing laws and regulations could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition. For example, PHMSA issued the Safety of Hazardous Liquids Pipelines final rule on October 1, 2019. This final rule addressed topics such as: inspections of onshore and offshore pipelines following extreme weather events or natural disasters, periodic assessment of pipelines not currently subject to integrity management, expanded use of leak detection systems, increased use of in-line inspection tools, and other requirements. The new PHMSA rule requires operators of onshore pipeline segments that can accommodate in-line inspection (“ILI”) tools that are not currently subject to integrity management requirements to complete assessments using ILI tools at least once every ten years. The new rule also requires that all hazardous liquids pipelines located in high consequence areas (“HCAs”) or areas that could affect HCAs be capable of accommodating ILI tools within 20 years unless certain limited exceptions apply. Additional rulemakings related to pipeline safety are expected to be issued in the future; for example, in its reauthorization of PHMSA, Congress ordered PHMSA to move forward with certain rulemakings.

For the pipelines we operate (BP2, River Rouge and Diamondback), we monitor the structural integrity of our pipelines through a program of periodic internal assessments using high resolution internal inspection tools, as well as hydrostatic testing that conforms to federal standards. We accompany these assessments with a review of the data and repair anomalies, as required, to ensure the integrity of each pipeline. We compare these inspection and testing results with other inspection data to ensure that the highest risk pipelines receive the highest priority for consideration of additional integrity assessments or repairs. We use external coatings and impressed current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with all state and federal regulations, and we regularly monitor, test, and record the effectiveness of these corrosion inhibiting systems.

Mars, the Mardi Gras Joint Ventures, and Ursa are operated in a similar manner by an affiliate of Shell. KM Phoenix's terminalling assets are operated in a similar manner by an affiliate of Kinder Morgan.

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

BP experiences cyber attacks and other attempts to gain unauthorized access to their systems on a regular basis. As we use BP’s systems to support our operations as provided in the omnibus agreement, we are exposed to the same attempts to gain unauthorized access. We may experience future security issues, whether due to employee error or malfeasance or system errors or vulnerabilities in BP’s or other parties’ systems, which could result in significant legal and financial exposure. Government inquiries and enforcement actions, litigation, and adverse press coverage could harm our business. We and BP may be unable to anticipate or detect attacks or vulnerabilities or implement adequate preventative measures. Attacks and security issues could also compromise trade secrets and other sensitive information, harming our business.

While BP has dedicated significant resources to security incident response capabilities, including dedicated worldwide incident response teams to protect our systems, BP’s and our response process, particularly during times of a natural disaster or pandemic (including COVID-19), may not be adequate, may fail to accurately assess the severity of an incident, may not respond quickly enough, or may fail to sufficiently remediate an incident. As a result, we may suffer significant legal, reputational, or financial exposure, which could harm our business, financial condition, and operating results.

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

We cannot predict the potential impact of climate change legislation and regulations to address air emissions in the United States or of any climate-related litigation on our future consolidated financial condition, results of operations or cash flows. However, changes in laws, regulations, policies and obligations relating to climate change, including carbon pricing, could impact our assets, costs, revenue generation and growth opportunities. Refer to Part I, Item 1A. Risk Factors—Risks Related to Our Business for additional information.

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

Under CERCLA, these classes of persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites and any natural resource damages. We also may have similar liabilities under state laws comparable to CERCLA.
RCRA.   We also generate solid wastes, including hazardous wastes, that are subject to the requirements of the federal RCRA statute and its implementing regulations, and comparable state statutes. From time to time, the EPA and states consider the adoption of stricter disposal standards for non-hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Significant changes in the regulations could increase our maintenance capital expenditures and operating expenses.

Hydrocarbon Wastes.   We currently own and lease properties where hydrocarbons are being or for many years have been handled. Over time, hydrocarbons or waste may have been disposed of or released on or under our properties or on or under other locations where hydrocarbons and wastes were taken for disposal. In addition, many of these properties and locations have been operated by third parties whose treatment and disposal or release of hydrocarbons or wastes was not under our control. These properties and hydrocarbons and wastes disposed thereon may be subject to regulation under CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to take actions to prevent further contamination.

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

Construction or maintenance of our pipelines may impact “waters of the United States” (“WOTUS”) under the Clean Water Act. A 2015 rule defining the scope of federal jurisdiction over such waters was repealed in December 2019, re-establishing the pre-2015 rule until it was replaced in June 2020 when the EPA’s Navigable Waters Protection Rule, finalized in January 2020, became effective. The Navigable Waters Protection Rule narrows the definition of WOTUS relative to the prior 2015 rulemaking. Legal challenges to both this and prior revisions to the definition of WOTUS are ongoing, and it is possible that the Biden Administration could propose a broader interpretation of the Clean Water Act’s jurisdiction. If the scope of federal jurisdiction over such waters is revised in the future and expands the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. Regulatory requirements governing wetlands or river crossings (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

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

National Environmental Policy Act.   Major federal actions, such as the issuance of permits associated with construction, can require the completion of certain reviews under the NEPA. NEPA requires federal agencies, including the Corps, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the abandonment of proposed projects. In July 2020, the Council on Environmental Quality finalized revisions to update the NEPA regulations; however, these regulations may be subject to further revision under the Biden Administration. The impact of any changes to the NEPA regulations, if adopted, on our pipeline projects is uncertain.

Seasonality
Demand for crude oil, refined products and diluent generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand during the summer and winter months and decrease demand during the spring and fall months. In respect of our midstream systems, we do not expect seasonal conditions to have a material impact on our throughput volumes, as many effects of seasonality on our revenue will be substantially mitigated through the use of our fee-based long-term agreements with BP Products that include minimum volume commitments. Severe or prolonged winters may, however, impact our ability to complete maintenance and construction projects, which may impact our revenues and results of operations.

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

Human Capital Resources

Our operations are conducted through, and our assets are owned by, various subsidiaries. However, neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring personnel or by obtaining services of personnel employed by BP, BP Pipelines or third parties, but we sometimes refer to these individuals, for drafting convenience only, in this Annual Report as our employees because they provide services directly to us. These operations personnel primarily provide services with respect to the assets we operate: BP2, River Rouge and Diamondback. Mars, the Mardi Gras Joint Ventures, and Ursa are operated by an affiliate of Shell. KM Phoenix is operated by an affiliate of Kinder Morgan. Under the omnibus agreement we are required to reimburse BP for all costs attributable to operating personnel services. A portion of the operations personnel who provide services for our onshore assets are represented by labor unions. We consider our labor relations to be good and have not experienced any material work stoppages or other material labor disputes within the last five years.

Pipeline Control Operations

BP2, River Rouge, and Diamondback, which are operated by BP Pipelines' employees, are controlled from a central control center located in Tulsa, Oklahoma. A fully functional back-up operations center is also maintained and routinely operated throughout the year with the aim of ensuring safe, reliable, and compliant operations. Mars, the Mardi Gras Joint Ventures, and Ursa are operated in a similar manner by an affiliate of Shell. The KM Phoenix storage and terminalling systems are operated by an affiliate of Kinder Morgan.

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

Item 1A. RISK FACTORS

Investing in our limited partner interests involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K prior to investing in our limited partner interests. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to pay minimum quarterly distributions to our unitholders may be reduced or the trading price of our units could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

Risk Factors Summary

Risks Related to the Partnership’s Business

Results of Operations and Financial Condition. Our operations and financial condition could be impacted by many risks that are beyond our control, including the following:

•fluctuations in the demand for and price of oil, refined products and other commodities;
•the outbreak of COVID-19 and recent geopolitical developments in the crude oil market;
•BP’s transition to an integrated energy company focused on low carbon energy;
•our ability to pay minimum quarterly distributions following the establishment of cash reserves and payment of fees and expenses, including those to our general partner;
•the potential of BP Products’ refusal to enter into new minimum volume commitment agreements or termination of such existing agreements under certain conditions;
•our limited control over certain assets owned through joint ventures;
•our ability to obtain capital or financing on satisfactory terms sufficient to fund future expansions;
•our ability to make acquisitions on economically acceptable terms from BP or third parties;
•the exposure of our operations to risks and operational hazards and the potential of events resulting in business interruption or shutdown;
•our ability to maintain current volumes of crude oil, natural gas, refined products or diluent that we transport and our dependence on third-party pipelines, production platforms, refineries, caverns and other facilities to transport, produce, refine and store such volumes;
•our reliance on BP for a substantial majority of the crude oil, natural gas, refined products and diluent that we transport;
•a material decrease in the utilization of and/or demand for products or diluent from the Whiting Refinery;
•the impact of hurricanes and other severe weather disruptions to our offshore pipelines in the Gulf of Mexico;
•the expiration of our environmental indemnification notification period with our general partner;
•cybersecurity breaches and other disruptions or failures of our information systems; and
•restrictions involving our credit facility and any future debt we incur.

Regulatory Matters. Our business, results of operations, cash flows, financial conditions, and future growth could be impacted by the following:

•compliance with complex laws and regulations relating to the protection of the environment and natural resources, the regulation of energy transportation pipeline safety and occupational health and safety;
•compliance with such laws and regulations may result in considerable costs or other constraints on our operations;
•failure to comply with such requirements may result in substantial fines or may require corrective actions, which could likewise have material effects on our operations;
•although environmental laws and regulations address numerous areas, we are subject to particular risks from new or more stringent requirements relating to pipeline safety and climate change, as well as from potentially restricted access to capital as a result of climate change concerns; and
•actions by the Biden Administration may limit the amount of production available to deliver through our pipelines.

Risks Inherent in an Investment in Us

Cash Distributions to Unitholders. Our cash distributions could be impacted by the following:

•cash distributions are not guaranteed and may fluctuate with our performance and other external factors;
•our expectation to distribute a significant portion of our cash available for distribution to our partners;
•limitations on cash available for distribution that are imposed by our cash distribution policy and any modifications or revocations of such policy by our general partner.

Our General Partner. Our stakeholders could be impacted by risks related to our general partner, including:

•the potential that our general partner and its affiliates have conflicts of interest with us and limited duties to us;
•substantial cost reimbursements due to our general partner; and

•the limited voting rights of unitholders in matters related to our general partner.

Tax Risks to our Common Unitholders

•our tax treatment depends on our status as a partnership for federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service (“IRS”) treating us as a corporation or legislative, judicial or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the partnership;
•even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income and a unitholder’s share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take; and
•tax exempt entities and non-U.S. unitholders face unique tax issues from owning our common units that may result in adverse tax consequences to them.

In addition to the factors discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

Risks Related to Our Business

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

The current commodity price environment may remain depressed based on over-supply, decreasing demand and a potential global economic recession. With decreased demand and the storage and transportation constraints further adding to the pressure on commodities prices, refiners have curtailed output, and producers all over the world – including in the United States – have significantly decreased their capital programs and shut-in production. If these conditions persist beyond 2020, we could continue to see a significant decline in demand for our services with respect to our onshore pipelines if volumes shipped on such pipelines remain below the existing MVCs. The MVC agreements executed on November 3, 2020 provide downside protection to the Partnership albeit at a lower level than in prior years on BP2 and Diamondback.

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

In addition, the outbreak of COVID-19 could potentially further impact the BP Pipelines workforce. The infection of key personnel, and/or the infection of a significant amount of the BP Pipelines workforce, could have a material adverse impact on our business, financial condition and results of operations. BP employees have been working from home since March 16, 2020, except those deemed critical to the functioning of owned and managed assets. A remote workforce could introduce risks to achieving business objectives and/or the ability to maintain our controls and procedures. For example, the technology required for the transition to remote work increases our vulnerability to cybersecurity threats, including threats of unauthorized access to sensitive information or to render data or systems unusable, the impact of which may have material adverse effects on our business and operations. See Terrorist or cyber-attacks and threats, or escalation of military activity in response to these attacks, could have a material adverse effect on our business, financial condition or results of operations.”

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
•demand for refined products or diluent, continues to decrease; and
•the risk of further adverse changes to BP’s production or development plans, which we are dependent on for a majority of the crude oil, natural gas, refined products and diluent that we transport

The impacts of COVID-19 and the associated drop in consumer demand for refined products has had an unprecedented impact on the global economy, and the pipelines and refined products transportation sector in particular. We are unable to predict the impacts of these events on the global economy and the demand for our services, and as such, these events could have a material impact on our business, financial condition and results of our operations.

BP’s new business strategy to pivot from being an international oil company focused on producing resources to an integrated energy company focused on delivering solutions for customers may adversely affect our business, financial condition, results of operations, cash flows, and ability to make cash distributions to our unitholders.

In 2020, BP introduced a new strategy and new business structure, leadership team and core capabilities: operations, customers, low carbon and innovation. As part of this new strategy, BP has publicly disclosed that, within 10 years, BP aims to increase its annual low carbon investment 10-fold, build out an integrated portfolio of low carbon technologies, including renewables, bioenergy and early positions in hydrogen and carbon capture, use and storage. By 2030, BP aims to have developed around 50GW of net renewable generating capacity – a 20-fold increase from 2019 – and to have doubled its consumer interactions to 20 million a day. Over the same period, BP’s oil and gas production is expected to reduce by at least one million barrels of oil equivalent a day, or 40%, from 2019 levels. Its remaining hydrocarbon portfolio is expected to be more cost and carbon resilient.

Since we are dependent on BP for a substantial majority of the crude oil, natural gas, refined products and diluent that we transport, and BP plans to reduce its production of such products, we can offer no assurances that we will be able to effectively or efficiently integrate our operations with BP’s new business structure and its focus on low carbon energy. If we are unable to integrate our business with BP’s new business structure and strategy, or if execution of such business structure and strategy requires more time than expected, our business, results of operations, financial condition and ability to make cash distributions to our unitholders could be adversely affected.

We may not have sufficient cash available for distribution following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay minimum quarterly distributions to our unitholders.

The amount of cash available for distribution we must generate to support the payment for four quarters of minimum quarterly distributions on our common and subordinated units, outstanding as of December 31, 2020, is $110.0 million (or an average of approximately $27.5 million per quarter). However, we may not generate sufficient cash flows each quarter to enable us to maintain or grow our current distribution level, or to pay minimum quarterly distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, our throughput volumes, tariff rates and fees and prevailing economic conditions. In addition, the actual amount of cash flows we generate will also depend on other factors, some of which are beyond our control, including:

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

BP Products is under no obligation to enter into new minimum volume commitment agreements following their respective terms. Minimum volume commitment agreements for BP2, River Rouge and Diamondback expire in 2023, with an additional Diamondback minimum volume commitment agreement expiring in 2022. In addition, BP Products has the right to terminate these agreements prior to the end of their terms under certain specified circumstances, including (i) if we fail to perform any of our material obligations and fail to correct such non-performance within specified periods, and (ii) in the event of a change of control of our general partner. Minimum volume commitments under these agreements support a substantial portion of our revenues. As a result, any such termination of BP Products’ obligations could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. Please read “Business-Our Commercial Agreements with BP-Minimum Volume Commitment Agreements.”

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

We will be required to use cash from our operations, incur borrowings or access the capital markets in order to fund any future expansion capital expenditures. As of December 31, 2020, we have $132 million in available borrowings under our revolving credit facility. The entities in which we own an interest may also incur borrowings or access the capital markets to fund future capital expenditures. Our and their ability to obtain financing or access the capital markets may be limited by our or their financial condition at such time as well as the covenants in our or their debt agreements, general economic conditions and contingencies, or other uncertainties that are beyond our control. The terms of any such financing could also limit our ability to pay distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

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

For example, on June 13, 2019, a building fire occurred at the Griffith Station on BP2. For additional information, refer to Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

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

Our profitability and cash flow are dependent on our ability to maintain the current volumes of crude oil, natural gas, refined products and diluent that we transport. A decision by BP Products not to enter into new minimum volume commitment agreements following their respective terms, or a decision by BP or another shipper to substantially reduce or cease to ship volumes of crude oil, refined products or diluent on our pipelines could cause a significant decline in our revenues. For example, we recognized approximately $9.6 million and $3.6 million of deficiency revenue under the throughput and deficiency agreements with BP Products with respect to BP2 and Diamondback, respectively, for the year ended December 31, 2020. The throughput and deficiency agreement for BP2 expires in December 2023 and contains decreasing volume commitments of 10kbpd per year. The throughput and deficiency agreements for Diamondback expire in June 2022 and December 2023. If volumes on BP2 and Diamondback do not improve or we do not enter into new minimum volume commitment agreements after their expiration, our results will be adversely impacted. Additionally, our minimum volume commitment agreements only support our onshore operations. These agreements terminate at the expiration of their respective terms, and may be terminated earlier under certain specified circumstances, and BP Products is under no obligation to enter into new minimum volume commitment agreements. Please read “Business-Our Commercial Agreements with BP-Minimum Volume Commitment Agreements.”

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

Substantially all of the volumes that we transport through our onshore pipelines are directly or indirectly dependent on the ongoing operation of the Whiting Refinery. For the year ended December 31, 2020, 100% of the volumes that we transported on BP2 and River Rouge were delivered to, or originated from the Whiting Refinery and some of the diluent that Diamondback transported from BP’s Black Oak Junction originated at the Whiting Refinery. Accordingly, any material decrease in the utilization of and/or demand for refined products or diluent from the Whiting Refinery could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

Further, the volumes of crude oil that we transport on our BP2 system and refined products and diluent that we distribute on our River Rouge and Diamondback systems depend substantially on the economics of available crude supply for the Whiting Refinery and the economics of refined products and diluent demand in the markets that the pipelines serve. These economics are affected by numerous factors, including maintenance at the Whiting Refinery and apportionment on the Enbridge mainline (which offers all of its capacity on an uncommitted basis), each of which can cause lower throughput on our BP2 system. Volumes are also affected by maintenance and corridor shutdowns due to tie-ins, among other things.

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
We are dependent on BP for a substantial majority of the crude oil, natural gas, refined products and diluent that we transport. Total revenue from BP represented 97.8%, 97.7% and 97.6% of our revenues for the years ended December 31, 2020, 2019 and 2018, respectively. BP is also a material customer of Mars, Ursa, KM Phoenix and each of the Mardi Gras Joint Ventures. BP’s volumes represented approximately 95.2%, 95.1% and 94.9% of the aggregate total volumes transported on the Wholly Owned Assets for the years ended December 31, 2020, 2019 and 2018, respectively. BP’s volumes represented approximately 50.2% of the aggregate total pipeline volumes transported on the Wholly Owned Assets, Mars, the Mardi Gras Joint Ventures, and Ursa combined for the year ended December 31, 2020. It is likely that we will continue to derive a significant portion of our revenue from BP. Therefore, any event, whether in our area of operations or otherwise, that adversely affects BP’s production, financial condition, leverage, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the business risks of BP, some of which are the following:

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

As discussed above, in the second half of 2020, BP publicly introduced a new strategy, business structure, leadership team and core capabilities: operations, customers, low carbon and innovation. We can offer no assurances that we will be able to effectively or efficiently integrate our operations with BP’s new business structure and its focus on low carbon energy.

Additionally, BP may suffer a decrease in production volumes in the areas serviced by us and is not obligated to use our services with respect to volumes of crude oil, refined products or diluent in excess of the minimum volume commitments under its commercial agreements with us. Please read “Business-Our Commercial Agreements with BP-Minimum Volume Commitment Agreements.” The loss of a significant portion of the volumes supplied or shipped by BP would result in a material decline in our revenues and our cash available for distribution. For example, we recognized approximately $13.2 million of deficiency revenue under the throughput and deficiency agreements with BP Products with respect to BP2 and Diamondback for the year ended December 31, 2020. Our throughput and deficiency agreement with BP2 will expire December 2023, and our throughput and deficiency agreements with Diamondback will expire June 2021 and December 2023. If volumes on BP2 and Diamondback do not improve or we do not enter into new minimum volume commitment agreements after their expiration, our results will be adversely impacted. In particular, BP Pipelines owns the BP1 pipeline, which also delivers crude oil from Cushing, Oklahoma to the Whiting Refinery. The capacity of BP1, when combined with BP2’s 475 kbpd current capacity significantly exceeds Whiting Refinery’s nameplate capacity of 430 kbpd. BP Products could choose to ship volumes to Whiting Refinery on BP1 instead of BP2, resulting in a material decline in volumes on BP2. BP may choose to ship on pipelines other than BP2, for example in the case of apportionment on certain pipelines feeding into BP2 or for other commercial reasons.

A shift in our customers’ focus away from our areas of operation could result in reduced throughput on our systems and a material decline in our revenues. For example, a decline in production at the Whiting Refinery could materially reduce the volume of refined products transported on River Rouge. If such declines were to occur or continue during a time at which we did not have a commercial agreement with respect to BP2, Diamondback and River Rouge requiring BP to pay us a fee upon failing to satisfy minimum volume commitments, such a decline could result in a significant reduction in revenues that could have a material adverse effect on our results of operations.

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

For example, during the third and fourth quarters of 2020, the operations of our Offshore Pipelines were disrupted by multiple weather events in the Gulf of Mexico, including Hurricanes Laura, Sally, Delta and Zeta. We estimate the gross impact on operations was in the range of 150,000 to 200,000 barrels of oil equivalent per day or $8 million to $10 million to our cash available for distribution, driven primarily by these weather events. Such events have been, and may in the future be material and may cause a serious business disruption or serious damage to our pipeline systems which could affect such systems’ ability to transport crude oil and natural gas.

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

Our crude oil transportation operations are dependent upon demand for crude oil by refiners concentrated in particular regions, primarily in the Midwest and Gulf Coast.

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

These requirements are subject to change over time as a result of new pipeline safety laws and additional regulatory actions. For example, in January 2021, Congress reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions.

Changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, PHMSA finalized new pipeline safety rules for hazardous liquids and gas transmission pipelines in October 2019. The Safety of Hazardous Liquids Pipelines final rule addressed topics such as: inspections of onshore and offshore pipelines following extreme weather events and natural disasters, periodic assessment of pipelines not currently subject to integrity management, expanded use of leak detection systems, increased use of in-line inspection tools, and other requirements. This and any future changes in existing laws and regulations could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition. Our actual compliance implementation costs may also be affected by industry-wide demand for the associated contractors and service providers.

Pipeline failures or failures to comply with applicable regulations could result in shut-downs, capacity constraints or operational limitations to our pipelines. Failure to comply with applicable PHMSA regulations can also result in significant fines and penalties. PHMSA has the power to assess penalties of up to $222,504 per violation per day of violation, and up to $2,225,034 for a series of related violations. These amounts, moreover, are subject to future inflation adjustments.

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

Our customers are also subject to environmental laws and regulations that affect their businesses, and changes in these laws or regulations could materially adversely affect their businesses or prospects. In addition, President Biden has announced that climate change will be a focus of his administration. In January 2021, President Biden issued a series of executive orders committing to substantial action on climate change, including, among other things, rejoining the Paris Agreement, calling for the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities (including the transmission and storage sectors), suspending the issuance of new leases for oil and gas development in federal lands or waters, and calling for an increased emphasis on climate-related risk across governmental agencies and economic sectors. Any actions that impose greater emissions restrictions or other climate-related regulations could materially adversely affect our customers’ businesses or prospects. Separately, in response to concerns related to climate change, there have been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring leaders to limit funding to companies in the fossil fuel sector. For example, officials in New York state and New York City have announced their intent to divest the state and city pension funds’ holding in fossil fuel companies, and the World Bank has announced that it will no longer finance upstream oil and gas, except in “exceptional circumstances.” Additionally, in December 2020, the Federal Reserve Board announced that it has formally joined the Network for Greening the Financial System, a consortium of global financial regulators focused on addressing climate risks. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our customers’ business activities, operations and access to capital, which, in turn, could adversely impact their ability to meet their obligations to us. Any changes in laws, regulations, policies, obligations or access to capital that impose significant costs, liabilities or capital restraints on our customers, that result in delays, curtailments or cancellations of their projects, or that reduce demand for their products, could reduce their demand for our services and materially adversely affect our results of operations, financial position or cash flows.

We cannot predict the potential impact of changes to climate change legislation and regulations to address GHG emissions in the United States or of any climate-related litigation on our future consolidated financial condition, results of operations or cash flows; however, changes in laws, regulations, policies and obligations relating to climate change, including carbon pricing, could impact our assets, costs, revenue generation and growth opportunities.

Actions by the Biden Administration may limit the amount of production available to deliver through our pipelines.

The Biden Administration has taken several actions that may limit the extent of oil and gas development on federal lands and waters. On January 20, 2021, the Acting Secretary of the Department of the Interior issued an order temporarily suspending the issuance of new authorizations, including leases and permits, for such activities. On January 27, 2021, President Biden issued an executive order that suspends the issuance of new leases for oil and gas development on federal lands and waters to the extent permitted by law and calls for a review of existing leasing and permitting practices for such activities. All shippers production flowing through our offshore pipelines and expected future production for those pipelines are expected to come from offshore federal leases. Although the order does not apply to existing operations under valid leases, we cannot guarantee that further action will not be taken to curtail oil and gas development on federal lands and offshore waters, which could significantly reduce future volumes on our offshore system.

Subsidence and erosion could damage our pipelines, particularly along the Gulf Coast and offshore and the facilities that serve our customers, which could adversely affect our operations and financial condition.

Our pipeline operations along the Gulf Coast and offshore could be impacted by subsidence and erosion. Subsidence issues are also a concern for our Midwestern pipelines at major river crossings. Subsidence and erosion could cause serious damage to our pipelines, which could affect our ability to provide transportation services or result in leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water, groundwater, or to the U.S. Gulf of Mexico, which could result in liability, remedial obligations, and/or otherwise have a negative impact on continued operations. Additionally, such subsidence and erosion processes could impact our customers who operate along the Gulf Coast, and they may be unable to utilize our services. Subsidence and erosion could also expose our operations to increased risks associated with severe weather conditions and other adverse events and conditions, such as hurricanes and flooding. As a result, we may incur significant costs to repair and preserve our pipeline infrastructure. Such costs could adversely affect our business, financial condition, results of operation or cash flows. Moreover, local governments and landowners have filed several lawsuits in Louisiana against energy companies, alleging that their operations contributed to increased coastal erosion and seeking substantial damages.

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

Moreover, judicial interpretations of environmental laws and regulations may also impede the issuance of permits for our pipeline projects. For example, following a Montana federal district court’s vacatur of the U.S. Army Corps of Engineers’ Nationwide Permit (“NWP”) 12 for utility line construction under the Clean Water Act and remand to the Corps for non-compliance with the Endangered Species Act (“ESA”) in April 2020, there has been a succession of legal actions relating to NWP 12, including the federal court limiting the order by narrowing its applicability to the construction of new oil and gas pipelines, and litigation to stay the order that resulted in the U.S. Supreme Court granting an emergency stay of the order, except as it applies to the pipeline project that was the subject of the original case, Keystone XL. This ongoing litigation has created tremendous uncertainty within the pipeline industry regarding the scope of pipeline activities still allowed to use NWP 12 and concern over the potential long-term harms to pipeline projects throughout the country if the appeal of the district court’s order in the Ninth Circuit is unsuccessful. In response to the uncertainty, many companies have reconsidered permitting strategies for projects that were depending on the use of NWP 12. For example, companies have incurred additional costs and project delays by switching to alternative NWPs or the significantly more time-consuming individual permits. In some cases, companies have had to assume some risk in continuing to use NWP 12, particularly for those projects already in the construction phase. In January 2021, the Corps published in the Federal Register its final rule reissuing and modifying a subset of its suite of NWPs, including an amended NWP 12 that authorizes only oil and gas pipeline projects and two new NWPs authorizing other utility line activities; however, the final rule may be subject to legal challenges and the Corps under the Biden Administration may reconsider or overturn the final rule before it becomes effective on March 13, 2021. Taken together, the NWP 12 litigation pending in federal court, the Corps’ reissuance of the NWPs, including a restructured NWP 12, and the change in presidential administrations, there is significant uncertainty surrounding the future use of NWP 12. Any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. This, in turn, could have an adverse effect on our business, financial condition, and results of operation. We are closely monitoring the litigation and proposed reissuance of NWP 12 and will continue to evaluate the impacts to our business.

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

We provide both interstate and intrastate transportation services for refined products, diluent and crude oil. Our regulated pipelines are required to provide reasonable service to any shipper similarly situated to an existing shipper that requests transportation services on our pipelines. For more information on federal, state and local regulations affecting our business, please read “Business -FERC and Common Carrier Regulations.”

Mars, BP2, Diamondback, and River Rouge pipelines provide interstate transportation services that are subject to regulation by FERC under the ICA and Endymion could be subject to intrastate or FERC jurisdiction under certain circumstances in the future. FERC uses prescribed rate methodologies for developing and changing regulated rates for interstate pipelines, including price-indexing with inflation. The indexing method allows a pipeline to increase its rates based on a percentage change in the PPI-FG plus a FERC determined adder and is not based on pipeline-specific costs. If the index falls, we will be required to reduce our rates that are based on the FERC’s price indexing methodology if they exceed the new maximum available ceiling rate. However, changes in the index might not be large enough to fully reflect actual increases in our costs. If FERC changes its rate-making methodologies, the new methodologies may result in tariffs that generate lower revenues and cash flows. The FERC’s rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flows.

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

On BP2, we do not take physical possession of the allowance oil as a result of our services, due to lack of storage associated with this asset. Accordingly, on BP2, we settle allowance oil receivables monthly at prices reflective of the current market conditions. Allowance oil revenue accounted for 4.5%, 8.0%, and 7.5% of our total revenue in 2020, 2019 and 2018, respectively.

If we lose any of our key personnel, through attrition or reinvention, our ability to manage our business and continue our growth could be negatively impacted.

We depend on our senior management team and key technical personnel. If their services are unavailable to us for any reason, we may be required to hire other personnel to manage and operate our company and to develop our products and technology. We cannot assure you that we would be able to locate or employ such qualified personnel on acceptable terms or at all.

In the second half of 2020, BP introduced a new business structure, leadership team and core capabilities. As part of the program to reinvent the company, BP has publicly disclosed the company would generate $2.5 billion of pre-tax cash cost savings by year end 2021. This includes a global workforce reduction of 15% or approximately 10,000 positions. Significant impacts are expected to affect senior levels, with the number of group leaders expected to be reduced by one-third. Front-line operational staff are not expected to be impacted.

We depend on our senior management team and key technical personnel. If their services are unavailable to us for any reason, we may be required to hire other personnel to manage and operate our company partnership and to develop our products and technology. This may require us to renegotiate our omnibus agreement with BP Pipelines, which currently provides for general and administrative services, in addition to other management and maintenance costs. Refer to Part III, Item 13 — “Omnibus Agreement” for additional information.

For example, during the third and fourth quarters of 2020, a number of people on our management team retired.

•On September 18, 2020, Gerald Maret informed the Secretary of the general partner of his intent to retire from his position as Chief Operating Officer, effective December 31, 2020.

•On October 2, 2020, Brian Smith informed the Secretary of the general partner of his intent to retire from his position as a director of the general partner, effective October 8, 2020.

•On October 2, 2020, Craig Coburn informed the Secretary of the general partner of his intent to retire from his position as a director and Chief Financial Officer of the general partner, effective February 28, 2021.

These retirements were not due to any disagreement with the Partnership on any matter relating to the Partnership’s operations, policies or practices. In response to this reorganization, the Board of Directors of our general partner announced new appointments to the management team. We cannot assure you that in the future we would be able to locate or employ such qualified personnel on acceptable terms or at all. Any such event could have a material adverse effect on our business, financial condition and results of operations.

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

Our future level of debt could have important consequences to us, including the following:

•our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired or such financing may not be available on favorable terms;
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

We rely on revenue generated from our pipelines, which are primarily located offshore in the Gulf of Mexico and onshore in the mid-western U.S. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil, natural gas, refined products and diluent, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations.

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
•our general partner determines the amount and timing of any cash expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders;
•our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;
•our partnership agreement permits us to distribute up to $110.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on the incentive distribution rights;
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

BP Pipelines and other affiliates of our general partner may choose other common carriers for supply.

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner, engaging in activities incidental to its ownership interest in us and providing management, advisory, and administrative services to its affiliates or to other persons. However, affiliates of our general partner, including BP Pipelines, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. For example, BP Pipelines owns the BP1 pipeline, which also delivers crude oil from Cushing, Oklahoma to the Whiting Refinery. The capacity of BP1, when combined with BP2’s 475 kbpd current capacity, significantly exceeds Whiting Refinery’s nameplate capacity of 430 kbpd. BP Products could choose to ship volumes to the Whiting Refinery on BP1 instead of BP2, resulting in a material decline in volumes on BP2. If such decline in volumes on BP2 were to occur or continue following the expiration of BP’s obligation with respect to minimum volume commitments on BP2, such a decline could result in a significant reduction in revenues that could have a material adverse effect on our results of operations. BP may choose to ship on pipelines other than BP2, for example in the case of apportionment on certain pipelines feeding into BP2 or for other commercial reasons.

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

Pursuant to our partnership agreement, we will reimburse our general partner and its affiliates, including BP Pipelines, for costs and expenses they incur and payments they make on our behalf. Pursuant to the omnibus agreement and subsequent adjustments, we pay BP Pipelines a fee equal to $15.5 million per year beginning on January 1, 2021, payable in equal monthly installments, for general and administrative services, and, in addition, to reimburse personnel and other costs related to the direct operation, management and maintenance of the assets. Our general partner, in good faith, may adjust the administrative fee to reflect, among others, any change in the level or complexity of our operations, a change in the scope or cost of services provided to us, inflation or a change in law or other regulatory requirements, the contribution, acquisition or disposition of our assets or any material change in our operation activities. In addition, pursuant to the omnibus agreement, we will reimburse our general partner for payments to BP Pipelines and its affiliates for other expenses incurred by BP Pipelines and its affiliates on our behalf to the extent the fees relating to such services are not included in the general and administrative services fee. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees to our general partner and its affiliates will reduce our cash available for distribution. There is no limit on the fee and expense reimbursements that we may be required to pay to our general partner and its affiliates. Refer to Part III, Item 13 — “Omnibus Agreement” for additional information.

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

The holder or holders of a majority of our incentive distribution rights (initially our general partner) have the right to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be calculated equal to an amount equal to the prior cash distribution per common unit for the fiscal quarter immediately preceding the reset election (which amount we refer to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units equal to the number of common units that would have entitled the holder to an aggregate quarterly cash distribution for the quarter prior to the reset election equal to the distribution on the incentive distribution rights for the quarter prior to the reset election.

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

We have adopted certain requirements regarding those investors who may own our common units. Eligible holders are limited partners whose, or whose owners’, federal income tax status does not have or is not reasonably likely to have a material adverse effect on the rates that can be charged by us on assets that are subject to regulation by FERC or a similar regulatory body, as determined by our general partner with the advice of counsel. Ineligible holders are limited partners (a) who are not an eligible holder or (b) whose nationality, citizenship or other related status would create a substantial risk of cancellation or forfeiture of any property in which we have an interest, as determined by our general partner with the advice of counsel. If you are an ineligible holder, in certain circumstances as set forth in our partnership agreement, your units may be redeemed by us at the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. Our general partner may not be removed except for cause by a vote of the holders of at least 66 2/3% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. BP Holdco owns an aggregate of 54.4% of our common units as of February 24, 2021.

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

If at any time our general partner and its affiliates own more than 80% of the outstanding common units, our general partner, its affiliates or we will have the right, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 24, 2021, BP Holdco owned 54.4% of our common units.

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

As of February 24, 2021, we have 104,778,502 common units and no subordinated units outstanding. All of the subordinated units converted into common units on a one-for-one basis at the end of the subordination period. Sales by BP Holdco or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to BP Holdco. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold. Alternatively, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by BP Holdco.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes and not being subject to a material amount of entity-level taxation. If the IRS were to treat us as a corporation for federal income tax purposes, or if we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.

Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

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

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce our cash available for distribution to our unitholders.

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

Tax gain or loss on the disposition of our common units could be more or less than expected.

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

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be "effectively connected" with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

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

General Risk Factors

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

As disclosed in Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements, the Partnership is a party to ongoing legal proceedings in the ordinary course of business, and the disclosure set forth in this footnote relating to certain legal proceedings is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Partnership's Common Equity

Our common units trade on the NYSE under the symbol “BPMP”. At the close of business on February 12, 2021, there were four unitholders of record of the Partnership's common units.

Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during the quarter or fiscal year ended December 31, 2020 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Market Repurchases

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The Board of Directors for our general partner adopted the BP Midstream Partners LP 2017 LTIP, which permits the issuance of up to 5,502,271 common units. Phantom unit grants have been made to three of the independent directors of our general partner under the LTIP. Refer to Note 15 - Unit-Based Compensation in the Notes to Consolidated Financial Statements and Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding our equity compensation plan as of December 31, 2020.

Distributions

Cash Distribution Policy

Our partnership agreement provides that our general partner will make a determination as to whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or in any amount. Pursuant to our cash distribution policy, within 60 days after the end of each quarter, we intend to distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.2625 per unit, or $1.05 on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to make any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity—Revolving Credit Facility for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to make distributions. Refer to Part I, Item 1A. Risk Factors for further detail regarding other potential restrictions on our ability to make distributions.

General Partner Interest and Incentive Distribution Rights

Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity interests in us and will be entitled to receive distributions on such interests.

Our general partner currently owns all of our incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of quarterly distributions from operating surplus (as defined in our partnership agreement) after the minimum quarterly distribution and the target distribution levels have been achieved. The maximum distribution of 50% does not include any distributions that our general partner or its affiliates may receive on common units that they own.

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

Subordination Period

Except as described below, the subordination period began on the closing date of the IPO and expired on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending December 31, 2020, when the following occurred:

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

Expiration of the Subordination Period

Accordingly, effective February 12, 2021, the first business day following the payment of the distribution, all of our subordinated units were automatically converted into common units on a one-for-one basis and the subordination period was terminated. The converted common units will participate pro-rata with the other common units in distributions. Refer to Note 17 - Subsequent Events in the Notes to Consolidated Financial Statements for additional information.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included under Part I, Item 1 and 2. Business and Properties, Part I, Item 1A. Risk Factors and Part II, Item 8. Financial Statements and Supplementary Data. It should also be read together with “Cautionary Note Regarding Forward-Looking Statements” in this report.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnerships’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Partnership Overview

We are a fee-based, growth-oriented master limited partnership formed by BP Pipelines, an indirect wholly owned subsidiary of BP, to own, operate, develop and acquire pipelines and other midstream assets. Refer to Note 1 - Business and Basis of Presentation in the Notes to Consolidated Financial Statements.

Business Environment, Market Conditions and Outlook

The impact to the energy industry from the decline in demand for petroleum and petroleum-based products resulting from the response to the global outbreak of COVID-19 have been unprecedented. Additionally, the operations of Mars, Ursa, Caesar, Proteus and Endymion, our offshore crude oil pipeline systems, and Cleopatra, our offshore natural gas pipeline (“Offshore Pipelines”), have been impacted by a record number of storms in a single season. Although our assets have remained operational, the record storm season has negatively impacted our third and fourth quarter results. Management continues to monitor the challenging macro environment. For risks associated with these and other factors, refer to “Item 1A. Risk Factors” in this Annual Report.

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

In the second and third quarters of 2020, as COVID-19 appeared to decrease or stabilize in certain areas, certain local, regional and national authorities began to loosen such containment measures and restrictions in various locations in an effort to begin economic recovery, among other purposes. While this relaxation of containment measures initially led to an increased demand for petroleum and petroleum-based products through improved general economic conditions, there was also a resurgence of COVID-19 cases in the third quarter. This resurgence continued into the fourth quarter and resulted in the reinstatement of containment measures and restrictions, which has lowered demand for petroleum and petroleum-based products.

Decline in Demand and Potential Impact to Our Operations

The unprecedented supply and demand dynamics created by demand decreases resulting from COVID-19 and supply increases resulting from recent periods of increased production by members of the Organization of Petroleum Exporting Countries and other countries, including Russia ("OPEC+"), beginning in March 2020, have resulted in declines in commodity prices and created volatility, uncertainty, and turmoil in the oil and gas industry. Despite OPEC+ agreeing to cut production in April 2020, such production cuts have yet to offset the decrease in demand resulting from the COVID-19 pandemic and related economic repercussions. As a result, available storage and transportation capacity for production have been limited. It is uncertain whether capital and production cuts will continue and, if so, whether they will be sufficient to offset the continued low demand resulting from the COVID-19 pandemic. Demand and prices may again decline due to the resurgence of the outbreak across the U.S. and other locations across the world and the related social distancing guidelines, travel restrictions, and stay-at-home orders, although the extent of the additional impact on our industry and our business cannot be reasonably predicted at this time.

In the year ended December 31, 2020, we experienced a reduction in volumes on our onshore pipelines as a result of reduced demand. The impacts of this as well as other operational drivers are offset by $13.2 million of deficiency revenue recorded under our MVCs on all onshore pipelines, which extend through December 31, 2023 (and for certain volumes on Diamondback through June 30, 2022).

BP Products has executed new MVC agreements for a three-year term which continues to provide downside protection to the Partnership, however the minimum volume thresholds were reduced from 2020 levels for BP2 and Diamondback. As a result, we could experience a negative financial impact if volumes shipped on our pipelines remain below such minimum commitments beyond 2020 as a result of reduced consumer demand due to the response to the COVID-19 pandemic.

For our offshore joint ventures, we expect demand to be resilient, as offshore projects are larger capital projects planned over many years and less impacted by temporary changes in capital investment. We experienced a decline in volumes on our offshore pipelines throughout 2020; and such decline was primarily due to the short term weather impacts in the Gulf of Mexico and planned maintenance activities. To limit the impact of COVID-19, BP and our other customers, as well as third-party operators of our pipelines, have implemented various protocols for both onshore and offshore personnel; however, these protocols may not prove to be successful. There is risk of decreased volumes with respect to our offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. Additionally, we expect the shippers on our offshore pipelines to continue to find buyers for their production; however, they may not be successful.

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

We also continue to monitor our liquidity position. As of December 31, 2020, we had available capacity of $132 million under our unsecured revolving credit facility with an affiliate of BP and $126.9 million in cash and cash equivalents; our only outstanding indebtedness is $468 million under the term loan, with no principal payments due until 2025. We experienced a decline in the price of our common units in 2020, a condition that is consistent across our sector and may impact our ability to access capital markets. We do not have any debt covenants or other lending arrangements that depend upon our unit price. We are in compliance with the covenants contained in both our revolving credit facility and term loan, both of which include the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. For additional information, refer to “Capital Resources and Liquidity” and Note 9 - Debt in the Notes to Consolidated Financial Statements.

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

Weather Impacts

The Atlantic hurricane season this year reached an all-time record in terms of the number of storms in a single season, and during the third and fourth quarters of 2020, the operations of our Offshore Pipelines were disrupted by multiple weather events in the Gulf of Mexico, including Hurricanes Laura, Sally, Delta and Zeta. We estimate the gross impact on operations was in the range of 150,000 to 200,000 barrels of oil equivalent per day or $8 million to $10 million to our cash available for distribution, driven primarily by these weather events. Such events have been, and may in the future be material and may cause a serious business disruption or serious damage to our pipeline systems which could affect such systems’ ability to transport crude oil and natural gas.

How We Generate Revenue

Onshore Assets

We generate revenue on our onshore pipeline assets through published tariffs (regulated by FERC) or contracted rates applied to volumes moved.

We have entered into a throughput and deficiency agreement with our affiliate BP Products North America, Inc. (“BP Products”), an indirect wholly owned subsidiary of BP, for transporting diluent on the Diamondback pipeline under a joint tariff agreement and a dedication agreement with a third-party carrier. These agreements include a minimum volume requirement, under which BP Products has committed to pay us an incentive rate for a fixed minimum volume during the twelve-month running period from July 1, 2017 and each successive twelve-month period thereafter through June 30, 2022, whether or not such volumes are physically shipped through Diamondback. The parties have the option to allow the two agreements to renew annually for one additional year by not sending written notice of termination six months prior to the expiration date.

On November 3, 2020, the Partnership entered into throughput and deficiency agreements with BP Products with respect to volumes transported on BP2, River Rouge and Diamondback. These new agreements have a term of three years beginning January 1, 2021 and expiring December 31, 2023. Under these fee-based agreements, we provide transportation services to BP Products, in exchange for BP Products’ commitment to pay us the applicable tariff rates for the minimum monthly volumes, whether or not such volumes are physically shipped by BP Products through our pipelines.

KM Phoenix has terminals located across the United States within key product trading hubs and highly strategic markets that support BP’s refining, trading and marketing businesses. KM Phoenix has terminals located near key product trading hubs in New York, Chicago and the San Francisco Bay area. KM Phoenix serves gasoline and diesel needs for New York, Chicago, San Francisco, St Louis, Atlanta, Baltimore, Indianapolis, Cincinnati and Dayton, Ohio. KM Phoenix provides storage for production from BP’s three refineries. Seven of KM Phoenix’s terminals are supplied directly by BP’s refineries with four terminals directly supplied from BP’s Whiting Refinery. KM Phoenix generates revenue primarily from truck rack throughput, tank leasing, butane blending and pipeline transshipments.

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

Storage Utilization
Storage utilization is a metric that we use to evaluate the performance of the Partnership's storage and terminalling assets. We define storage utilization as the percentage of the contracted capacity in barrels compared to the design capacity of the tank.

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

Total Maintenance Spend - Wholly Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding our total maintenance requirements. Total Maintenance Spend for the years ended December 31, 2020 and 2019, is shown in the table below:

	Years Ended December 31,
	2020	2019
	(in millions of dollars)
Wholly Owned Assets
Maintenance expenses	$3.8	$1.7
Maintenance capital expenditures	2.1	1.1
Maintenance capital recovery (1)	(1.1)	(0.3)
Total Maintenance Spend - Wholly Owned Assets	$4.8	$2.5

(1)Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.

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

Factors Affecting Our Business

Partnership business can be negatively affected by sustained downturns or slow growth in the economy in general and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our customers’ operations. For example, as discussed earlier, in March of 2020, demand for many refined petroleum products declined sharply causing refineries to curtail output. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions on the mobility of consumers and the related impact on crude oil prices and the U.S. and global economy and capital markets is uncertain. We did experience some reduction in volumes on our pipelines throughout 2020, which could continue. The uncertain future impacts of COVID-19 and swift shifts in the demand for oil may negatively impact our financial position, particularly our cash flows and liquidity. As of the date of this Annual Report, all of our assets remain operational.

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

Customers

For more information, refer to Item 1 and 2 - Business and Properties—Customers.

Regulation

Interstate common carrier pipelines are subject to regulation by various federal, state and local agencies including the FERC, the Environmental Protection Agency and the Department of Transportation. On June 18, 2020, FERC issued a Notice of Inquiry requesting comments on a proposed oil pipeline index using the PPI-FG plus 0.09% as the index level, and requested comments on whether and how the index should reflect changes to FERC’s policies regarding income tax costs and return on equity. On December 17, 2020, in Docket No. RM20-14-000, FERC issued an order establishing a new index level of PPI-FG plus 0.78% for the five-year period commencing July 1, 2021. However, requests for rehearing of the December 2020 order establishing this indexing amount were filed with FERC, and those requests remain pending, with rehearing granted for purposes of extending the time FERC has to review these requests. FERC’s final application of its indexing rate methodology for the next five-year term of index rates may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index.

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

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and determined that an impairment was required. A charge of $4.4 million for the impairment was recorded under "Impairment and other, net" on our consolidated statements of operations for the year ended December 31, 2019. In addition, we incurred $1.6 million as a response expense for the year ended December 31, 2019. Our assets are insured with a deductible of $1.0 million per incident. We accrued an offsetting insurance receivable of $5.0 million resulting in a net charge of $1.0 million to "Impairment and other, net" for the year ended December 31, 2019. The insurance receivable was recorded as $4.3 million under "Other current assets" and $0.7 million under "Other assets" on our consolidated balance sheet as of December 31, 2019.

During the year ended December 31, 2020, we incurred $0.4 million for response expense and received $2.9 million of insurance proceeds. The proceeds have been recorded under "Proceeds from insurance claims" in our consolidated statements of cash flows for the year ended December 31, 2020, leaving a balance of $2.5 million recorded under "Other current assets" on our consolidated balance sheets as of December 31, 2020, for insurance proceeds expected to be received in 2021. In the event that insurance proceeds exceed the receivable balance, such amounts would be recognized as a gain.

Results of Operations

The following tables and discussion contain a summary of our consolidated results of operations for the years ended December 31, 2020 and 2019.

As mentioned above in Item 7 - COVID-19, during 2020, our results of operations were negatively impacted by the COVID-19 pandemic and multiple weather events in the Gulf of Mexico.

	Years Ended December 31,
	2020	2019
	(in millions of dollars)
Revenue	$128.9	$128.5
Costs and expenses
Operating expenses	19.6	20.0
Maintenance expenses	3.8	1.8
General and administrative	16.9	16.9
Depreciation	2.5	2.6
Impairment and other, net	—	1.0
Property and other taxes	0.7	0.7
Total costs and expenses	43.5	43.0
Operating income	85.4	85.5
Income from equity method investments	110.8	116.7
Interest expense, net	7.9	15.1
Net income	188.3	187.1
Less: Net income attributable to non-controlling interests	19.9	19.2
Net income attributable to the Partnership	$168.4	$167.9
Adjusted EBITDA(1)	$213.2	$219.5
Less: Adjusted EBITDA attributable to non-controlling interests	24.3	23.2
Adjusted EBITDA attributable to the Partnership(1)	$188.9	$196.3
(1) See Reconciliations of Non-GAAP Measures below.

	Years Ended December 31,
Pipeline throughput (thousands of barrels per day)(1)	2020	2019
BP2	276	300
Diamondback	63	63
River Rouge	69	73
Total Wholly Owned Assets	408	436

Mars	490	546

Caesar	161	194
Cleopatra(2)	18	24
Proteus	214	175
Endymion	214	175
Mardi Gras Joint Ventures	607	568

Ursa	78	107

Average revenue per barrel ($ per barrel)(3)
Total Wholly Owned Assets	$0.77	$0.77
Mars	1.35	1.31
Mardi Gras Joint Ventures	0.59	0.65
Ursa	0.90	0.87
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(3) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same period.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Total revenue increased by $0.4 million, or 0.3%, in the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following:

•Increase of $7.6 million or 136.6% in deficiency revenue from our throughput and deficiency agreements with BP.
•Decrease of $4.5 million or 43.5% in FLA revenue from BP2 driven by a decrease in in throughput volume and a decrease in FLA prices realized.
•Decrease of $2.7 million in tariff revenue driven by a decrease of $3.1 million on BP2, a $0.5 million increase on Diamondback and a $0.1 million decrease on River Rouge.
•Throughput volume decreased by 9.3 million barrels primarily driven by a 8.4 million decrease on BP2, a 0.3 million increase on Diamondback and a 1.2 million decrease on River Rouge.

Operating expenses decreased by $0.4 million, or 2.0%, in the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to decrease in variable expense due to lower throughput volumes.

Maintenance expenses increased by $2.0 million, or 111.1%, in the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily as a result of an increase from inspection costs and corrosion projects on River Rouge.

General and administrative expenses was flat in the year ended December 31, 2020, compared to the year ended December 31, 2019.

Impairment expense decreased by $1.0 million in the year ended December 31, 2020 compared to the year ended December 31, 2019 due to no impairment charge taken.

Income from equity method investments decreased by $5.9 million, or 5.1%, in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to lower earnings from Mars and Ursa driven by lower throughput volume, unplanned maintenance and producer shut-ins from hurricanes. Earnings from KM Phoenix were lower in the year ended December 31, 2020 compared to year ended December 31, 2019.

Interest expense, net was $7.9 million in the year ended December 31, 2020 compared to $15.1 million in the year ended December 31, 2019 due to lower interest rates tied to LIBOR.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Years Ended December 31,
	2020	2019
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$188.3	$187.1
Add:
Depreciation	2.5	2.6
Interest expense, net	7.9	15.1
Cash distributions received from equity method investments	125.3	131.4
Less:
Income from equity method investments	110.8	116.7
Adjusted EBITDA	213.2	219.5
Less:
Adjusted EBITDA attributable to non-controlling interests	24.3	23.2
Adjusted EBITDA attributable to the Partnership	188.9	196.3
Add:
Maintenance capital recovery(1)	1.1	0.3
Less:
Net interest paid/(received)	11.3	15.1
Maintenance capital expenditures	2.1	1.1
Cash reserves(2)	(3.0)	—
Cash available for distribution attributable to the Partnership	$179.6	$180.4

(1)Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2)Reflects cash reserved due to timing of interest payment(s).

	Years Ended December 31,
	2020	2019
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$190.4	$189.3
Add:
Interest expense, net	7.9	15.1
Distribution in excess of earnings from equity method investments	13.0	11.5
Less:
Change in other assets and liabilities	(2.1)	(4.9)
Non-cash adjustments	0.2	0.3
Impairment and other, net(1)	—	1.0
Adjusted EBITDA	213.2	219.5
Less:
Adjusted EBITDA attributable to non-controlling interests	24.3	23.2
Adjusted EBITDA attributable to the Partnership	188.9	196.3
Add
Maintenance capital recovery(2)	1.1	0.3
Less:
Net interest paid/(received)	11.3	15.1
Maintenance capital expenditures	2.1	1.1
Cash reserves(3)	(3.0)	—
Cash available for distribution attributable to the Partnership	$179.6	$180.4

(1)This includes $6.0 million of costs related to the Griffith Station Incident (impairment charge of $4.4 million and $1.6 million as a response expense), net of $5.0 million in offsetting insurance receivable. The net charge of $1.0 million reflects our insurance deductible.
(2)Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(3)Reflects cash reserved due to timing of interest payment(s).

Capital Resources and Liquidity

Currently, we expect our primary ongoing sources of liquidity to be cash generated from operations (including distribution from our equity method investments), and, as needed, borrowings under our existing credit facility. The entities in which we own an interest may also incur debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

Based upon current expectations for the fiscal year 2021, we believe that our cash on hand, cash flow from operations and borrowings available under our credit facility will be sufficient to fund our operations for 2021. As of December 31, 2020, our liquidity was $258.9 million, consisting of $126.9 million of cash and $132 million available under our existing credit facility with BP. Our only debt outstanding is our $468 million borrowed under our term loan with an affiliate of BP, and there are no principal payments required with respect to that facility until 2025.

During 2020, our results of operations were negatively impacted by the COVID-19 pandemic and multiple weather events in the Gulf of Mexico. The MVC agreements executed on November 3, 2020 provide downside protection to the Partnership albeit at a lower level than in prior years on BP2 and Diamondback. Additionally, there is risk of decreased volumes with respect to the offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. In the longer term, if reduced demand were to persist through 2021 or longer, we may not be able to continue to generate similar levels of operating cash flow and our liquidity and capital resources may not be sufficient to make our current levels of cash distributions to unitholders or even meet our minimum quarterly distribution. Although we continue to actively work to mitigate the evolving challenges and growing impact of both the COVID-19 pandemic and the industry downturn on our operations and our financial condition, there is no certainty that the measures we take will be ultimately sufficient.

Cash Distributions

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or $110.0 million per year in the aggregate, based on the number of common and subordinated units outstanding as of December 31, 2020. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of expenses, including payments to our general partner and its affiliates.

Revolving Credit Facility

On October 30, 2017, the Partnership entered into a $600.0 million unsecured revolving credit facility agreement with an affiliate of BP. The credit facility terminates on October 30, 2022 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA (as defined in the credit facility), not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of our general partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our leverage ratio to exceed 4.5 to 1.0.

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

In connection with our acquisition in the fourth quarter of 2018, we borrowed $468.0 million from the credit facility. This amount was outstanding at December 31, 2019, and repaid on March 13, 2020.

Term Loan Facility Agreement

On February 24, 2020, the Partnership entered into a $468.0 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under the existing credit facility. The term loan has a final repayment date of February 24, 2025, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600.0 million. All other terms of the credit facility remain the same. As of December 31, 2020, the Partnership was in compliance with the covenants contained in the credit facility and term loan.

Cash Flows from Our Operations

Operating Activities. We generated $190.4 million in cash flow from operating activities in the year ended December 31, 2020, compared to the $189.3 million generated in the year ended December 31, 2019. The $1.1 million increase in cash flows from operations primarily resulted from a decrease in interest expense, offset by a decrease in distribution of earnings from equity method investments.

Investing Activities. Our cash flows from investing activities were $12.4 million in the year ended December 31, 2020, compared to $10.4 million in the year ended December 31, 2019. The $2.0 million increase in cash inflows from investing activities is primarily due to an increase of $1.5 million distribution in excess of earnings from equity method investments, and an increase of $2.9 million from proceeds from insurance claims related to Griffith Station incident, partially offset by an increase of $2.4 million in funds used for capital expenditures.

Financing Activities. Our cash flows used in financing activities were $174.7 million in the year ended December 31, 2020 and $157.9 million in the year ended December 31, 2019. The $16.8 million increase in cash outflows used in financing activities is primarily due to distributions to unitholders and general partner and non-controlling interests.

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

A summary of capital expenditures associated with ongoing projects related to the Wholly Owned Assets, for the years ended December 31, 2020 and 2019, is shown in the table below:

	Years Ended December 31,
	2020	2019
	(in millions of dollars)
Cash spent on expansion capital expenditures	$1.4	$—
Cash spent on maintenance capital expenditures	2.1	1.1
Increase in accrued capital expenditures	3.9	—
Increase in capital expenditures reimbursable to our Parent	0.3	—
Total capital expenditures incurred	$7.7	$1.1

In the year 2020, we incurred $4.1 expansion capital expenditures for an onshore capacity increase project and $3.6 maintenance capital expenditures primarily associated with the following projects:

•BP2 motor purchase and installation;
•Griffith Station recovery, including a building, lighting, power, relay and PLC panels.

In the year 2019, we incurred $1.1 million maintenance capital expenditures, associated with the following projects:

•Projects to support critical equipment reliability for River Rouge;
•Densitometer installations at South Bend, Jackson, Dearborn, Buckeye Detroit and River Rouge; and
•Griffith Station recovery, including a building, lighting, power, relay and PLC panels.

We anticipate that our 2021 capital expenditures will be funded with cash from operations and borrowings under our credit facility.

Contractual Obligations

A summary of our contractual obligations at December 31, 2020, is shown in the table below:

(in millions of dollars)	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Term Loan Facility(1)	$486.7	$4.5	$9.0	$473.2	$—
Credit Facility(2)	0.2	0.1	0.1	—	—
Rights-of-way	3.1	0.1	0.2	0.2	2.6
Operating leases	0.7	0.1	0.1	0.1	0.4
Total	$490.7	$4.8	$9.4	$473.5	$3.0

(1)Includes principal and interest expense, based on the current interest rate. Refer to Note 9 - Debt in the Notes to Consolidated Financial Statements.
(2)Includes commitment fee on available facility. Refer to Note 9 - Debt in the Notes to Consolidated Financial Statements.
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

We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to revenue recognition and common control transactions. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

Accounting for Equity Method Investments

The Partnership maintains investments in several joint ventures that are accounted for under the equity method of accounting. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends received, and the Partnership’s share of the investees’ earnings or losses, which is recorded as a component of income from equity method investments. As of December 31, 2020, the Partnership’s equity method investments balance was $519.9 million, and for the year ended December 31, 2020, the Partnership’s income from equity method investments was $110.8 million.

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

The Partnership assesses its equity method investments for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When the loss is deemed to be other-than-temporary, the carrying value of the equity method investment is written down to fair value. For the years December 31, 2020 and 2019, there were no indicators of an other-than-temporary impairment identified.

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

Allowance oil income is subject to more volatility than transportation revenue, as it is directly dependent on commodity prices. As a result, the income we realize under our FLA provisions will increase or decrease as a result of changes in underlying commodity prices. A $5 per barrel change in each applicable commodity price would have changed revenue by approximately $1.0 million for the year ended December 31, 2020. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our FLA.

Interest Rate Risk

Our net income is affected by fluctuations in interest rates (e.g. interest expense on variable rate debt). A hypothetical increase of 100 basis points in the interest rate of our debt would impact the Partnership’s annual interest expense by approximately $4.7 million, assuming the $468.0 million is outstanding for an entire year.

As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact our interest rates and related interest expense.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BP MIDSTREAM PARTNERS LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BP Midstream Partners GP LLC and
the Partners of BP Midstream Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BP Midstream Partners LP and subsidiaries (the "Partnership") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in the UK Financial Reporting Council's Guidance on Risk Management, Internal Control and Related Financial and Business Reporting and our report dated February 25, 2021 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

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

Accounting for Equity Method Investments — Refer to Notes 2 and 6 to the financial statements.

Critical Audit Matter Description

The Partnership maintains investments in several joint ventures that are accounted for under the equity method of accounting. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends received, and the Partnership’s share of the investee’s earnings or losses, which is recorded as a component of income from equity method investments. As of December 31, 2020, the Partnership’s equity method investments balance was $519.9 million, and for the year ended December 31, 2020, the Partnership’s income from equity method investments was $110.8 million.

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

–Testing management’s assertions that there were no indicators of other-than-temporary impairment of the equity method investments.

–Evaluating significant judgments and estimates at the underlying equity method investments (including consideration of the impacts of the global coronavirus disease [COVID-19] pandemic and resulting impact on the oil and gas industry) through oversight of the auditors of the equity method investees and by having direct discussions with the accounting function of the equity method investees’ management.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2021

We have served as the Partnership's auditor since 2018.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$126.9	$98.8
Accounts receivable – third parties	0.2	0.6
Accounts receivable – related parties	11.0	11.3
Prepaid expenses	6.6	5.1
Other current assets	2.9	5.0
Total current assets	147.6	120.8
Equity method investments (Note 6)	519.9	534.4
Property, plant and equipment, net (Note 7)	67.9	62.7
Other assets	3.5	4.2
Total assets	$738.9	$722.1

LIABILITIES
Current liabilities
Accounts payable – third parties	$1.9	$0.6
Accounts payable – related parties	1.9	1.7
Deferred revenues and credits – related parties	1.8	1.5
Other current liabilities (Note 8)	7.8	6.6
Total current liabilities	13.4	10.4
Long-term debt – related parties (Note 9)	468.0	468.0
Other liabilities	3.5	3.5
Total liabilities	484.9	481.9

Commitments and contingencies (Note 13)

EQUITY
Common unitholders – public (2020 – 47,821,790 units issued and outstanding; 2019 – 47,806,563 units issued and outstanding)	860.1	851.6
Common unitholders – BP Holdco (2020 and 2019 – 4,581,177 units issued and outstanding)	(59.6)	(60.3)
Subordinated unitholders – BP Holdco (2020 and 2019 – 52,375,535 units issued and outstanding)	(680.2)	(689.2)
General partner	1.2	1.2
Total partners' capital	121.5	103.3
Non-controlling interests	132.5	136.9
Total equity	254.0	240.2
Total liabilities and equity	$738.9	$722.1

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(in millions of dollars, unless otherwise indicated)
Revenue
Third parties	$2.9	$3.0	$2.8
Related parties	126.0	125.5	113.6
Total revenue	128.9	128.5	116.4
Costs and expenses
Operating expenses – third parties	14.3	14.2	11.5
Operating expenses – related parties	5.3	5.8	5.0
Maintenance expenses – third parties	3.4	1.5	2.6
Maintenance expenses – related parties	0.4	0.3	0.1
General and administrative – third parties	2.4	2.8	4.6
General and administrative – related parties	14.5	14.1	14.1
Depreciation	2.5	2.6	2.7
Impairment and other, net	—	1.0	—
Property and other taxes	0.7	0.7	0.5
Total costs and expenses	43.5	43.0	41.1
Operating income	85.4	85.5	75.3
Income from equity method investments	110.8	116.7	94.4
Interest expense, net	7.9	15.1	4.0
Net income	188.3	187.1	165.7
Less: Net income attributable to non-controlling interests	19.9	19.2	32.6
Net income attributable to the Partnership	$168.4	$167.9	$133.1

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$1.56	$1.58	$1.27
Subordinated units	$1.56	$1.58	$1.27

Weighted Average Number of Limited Partner Units Outstanding - Basic and Diluted (in millions):
Common units – public	47.8	47.8	47.8
Common units – BP Holdco	4.6	4.6	4.6
Subordinated units – BP Holdco	52.4	52.4	52.4

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partners' Capital
(in millions of dollars)	Common Unitholders – Public	Common Unitholders – BP Holdco	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2017	$824.6	$(47.2)	$(538.9)	$—	$342.3	$580.8
Cumulative effect of accounting change in equity method investments (Note 6)	(1.3)	(0.1)	(1.4)	—	—	(2.8)
Net income	60.7	5.9	66.5	—	32.6	165.7
Distribution to unitholders ($1.0113 per unit) and general partner	(48.3)	(4.7)	(52.9)	—	—	(105.9)
Acquisitions from Parent	0.9	(15.6)	(178.5)	—	(187.6)	(380.8)
Unit-based compensation	0.2	—	—	—	—	0.2
Distributions to non-controlling interests	—	—	—	—	(46.4)	(46.4)
Balance at December 31, 2018	$836.8	$(61.7)	$(705.2)	$—	$140.9	$210.8
Net income	75.5	7.2	82.7	2.5	19.2	187.1
Distribution to unitholders ($1.2733 per unit) and general partner	(60.9)	(5.8)	(66.7)	(1.3)	—	(134.7)
Unit-based compensation	0.2	—	—	—	—	0.2
Distributions to non-controlling interest	—	—	—	—	(23.2)	(23.2)
Balance at December 31, 2019	$851.6	$(60.3)	$(689.2)	$1.2	$136.9	$240.2
Net income	74.7	7.1	81.8	4.8	19.9	188.3
Distribution to unitholders ($1.3900 per unit) and general partner	(66.4)	(6.4)	(72.8)	(4.8)	—	(150.4)
Unit-based compensation	0.2	—	—	—	—	0.2
Distributions to non-controlling interest	—	—	—	—	(24.3)	(24.3)
Balance at December 31, 2020	$860.1	$(59.6)	$(680.2)	$1.2	$132.5	$254.0

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities	(in millions of dollars)
Net income	$188.3	$187.1	$165.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2.5	2.6	2.7
Impairment and other, net	—	1.0	—
Non-cash expenses	0.2	0.3	0.2
Income from equity method investments	(110.8)	(116.7)	(94.4)
Distributions of earnings received from equity method investments	112.3	119.9	98.1
Changes in operating assets and liabilities
Accounts receivable	0.7	(1.8)	(0.4)
Prepaid expenses and other current assets	(1.4)	(0.5)	(3.3)
Accounts payable	0.9	(2.4)	0.8
Deferred revenues and credits – related parties	0.3	0.4	1.1
Other	(2.6)	(0.6)	3.3
Net cash provided by operating activities	190.4	189.3	173.8
Cash flows from investing activities
Capital expenditures	(3.5)	(1.1)	(1.6)
Proceeds from insurance claims	2.9	—	—
Acquisitions from Parent	—	—	(87.2)
Distribution in excess of earnings from equity method investments	13.0	11.5	19.6
Net cash provided by (used in) investing activities	12.4	10.4	(69.2)
Cash flows from financing activities
Proceeds from issuance of debt – related parties	468.0	—	468.0
Repayment of debt – related parties	(468.0)	—	(15.0)
Distribution of IPO proceeds to our Parent	—	—	(0.2)
Acquisitions from Parent	—	—	(380.8)
Distributions to unitholders and general partner	(150.4)	(134.7)	(105.9)
Distributions to non-controlling interests	(24.3)	(23.2)	(46.4)
Net cash used in financing activities	(174.7)	(157.9)	(80.3)
Net change in cash and cash equivalents	28.1	41.8	24.3
Cash and cash equivalents at beginning of the year	98.8	57.0	32.7
Cash and cash equivalents at end of the year	$126.9	$98.8	$57.0
Supplemental cash flow information
Cash paid for interest	$11.6	$16.4	$0.7
Cash paid for lease liabilities	0.1	0.1	—
Non-cash investing and financing transactions:
Accrued capital expenditures	4.1	0.2	0.2

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

Business

BP Midstream Partners LP is a master limited partnership formed by BP Pipelines to own, operate, develop and acquire pipelines and other midstream assets. The Partnership's assets consist of interests in entities that own crude oil, natural gas, refined products and diluent pipelines and refined product terminals serving as key infrastructure for BP and other customers to transport onshore crude oil production to BP’s refinery in Whiting, Indiana (the "Whiting Refinery") and offshore crude oil and natural gas production to key refining markets and trading and distribution hubs. Certain assets deliver refined products and diluent from the Whiting Refinery and other U.S. supply hubs to major demand centers.

As of December 31, 2020, the Partnership's assets consisted of the following:

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

Certain Partnership businesses are subject to regulation by various authorities including, but not limited to FERC. Regulatory bodies exercise statutory authority over matters such as common carrier tariffs, construction, rates and ratemaking and agreements with customers.

Basis of Presentation

Consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations conform to the accounting principles contained in the Financial Accounting

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
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

We consolidate BP2, River Rouge and Diamondback, as we control these entities through 100% of the ownership interest. We control and consolidate Mardi Gras via an agreement between us and our Parent, under which we have the right to vote 100% of Mardi Gras' interests in each of the Mardi Gras Joint Ventures. We have determined that we are the primary beneficiary of Mardi Gras. Refer to Note 16 - Variable Interest Entity for further discussion.

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

Revenue Recognition

We recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. We include certain disclosures regarding qualitative and quantitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Refer to Note 4 - Revenue Recognition for further information.

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent valid claims against customers for services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Our policy is to establish provisions for losses on accounts receivable due from shippers if we determine that we will not collect all or part of the outstanding balance.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
Outstanding customer receivables are regularly reviewed for possible nonpayment indicators, and allowances for doubtful accounts are recorded based upon management’s estimate of collectability based on a historical analysis of uncollected amounts, general and specific economic trends, known specific issues related to individual customers, sectors and transactions that might impact collectability at each balance sheet date. At December 31, 2020 and 2019, more than 95% of our accounts receivable are with a related party and we have not experienced any significant collection issues and do not expect collection issues in the foreseeable future; therefore, we have recorded zero in allowance for doubtful accounts.

Income Taxes

BP Midstream Partners LP is treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of taxable income. We are not subject to U.S. federal income taxes. Rather, our taxable income flows through to the owners, who are responsible for paying the applicable income taxes on the income allocated to them.  For tax years beginning on or after January 1, 2018, we are subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”).  Under the Centralized Partnership Audit Regime, any IRS audit of the Partnership would be conducted at the Partnership level, and if the IRS determines an adjustment, the default rule is that we would pay an “imputed underpayment” including interest and penalties, if applicable. We may instead elect to make a “push-out” election, in which case the partners for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

Our partnership agreement does not stipulate how we will address imputed underpayments. If we receive an imputed underpayment, a determination will be made based on the relevant facts and circumstances that exist at that time. We may treat any payments of imputed underpayment, which are made on behalf of our unitholders, as distribution of cash to such unitholders.

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

Although the Wholly Owned Assets will be replaced as needed, in management's judgement, the pipelines will continue to exist for an indefinite period of time. Therefore, there is uncertainty around the asset retirement settlement dates. As a result, we determined that there is not sufficient information to make a reasonable estimate of the asset retirement obligations for the Wholly Owned Assets, and we did not recognize any asset retirement obligations as of December 31, 2020 and 2019.

We continue to evaluate our asset retirement obligations and future developments that could impact the amounts we record.

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
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

For additional information regarding our environmental matters, refer to Note 13 - Commitments and Contingencies.

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

Net Income per Unit

Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and incentive distribution rights.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
Unit-Based Compensation

The fair value of phantom unit awards granted to non-employee directors is based on the fair market value of our common units on the date of grant. Our unit-based compensation expenses are recognized ratably over the vesting term of the awards. We have elected to recognize the impact of forfeitures only when they occur.

Leases

We recognize an operating lease right-of-use (“ROU”) asset and a corresponding operating lease liability on our consolidated balance sheets based on the present value of the future minimum lease payments over the lease term at commencement date for arrangements with duration greater than one year. We use our incremental borrowing rate to determine the present value of future minimum lease payments over the duration of the lease term, which is determined to be reasonably certain. We do not separate lease and non-lease components for accounting purposes.

3. Acquisitions

Acquisition of Equity Interests

On October 1, 2018, pursuant to an Interest Purchase Agreement (the “Interest Purchase Agreement”) with BP Products North America Inc. (“BP Products”), BP Offshore Pipelines Company LLC (“BP Offshore”), and BP Pipelines completed the acquisition of:

•(i) an additional 45.0% interest in Mardi Gras, from BP Pipelines, which brought our ownership interest to 65.0%,
•(ii) a 22.7% interest in Ursa, from BP Offshore, and
•(iii) a 25% interest in KM Phoenix, from BP Products.

These assets were acquired in exchange for aggregate consideration of $468.0 million funded with borrowings under our revolving credit facility. The purchase was accounted for as an acquisition of assets between entities under common control; as a result, we recognized the acquired assets at their historical carrying value. The consideration paid is reported in our consolidated statements of cash flows as $380.8 million in financing activities for the distributions to our Parent for the acquisition of the non-controlling interest in Mardi Gras and excess of the purchase price over the carrying value for other assets acquired and $87.2 million in investing activities for the remainder. For more details, refer to the consolidated statements of cash flows.

4. Revenue Recognition

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

Billings to BP Products for deficiency volumes under its MVCs, if any, are recorded as deferred revenue and credits, a contract liability, on the consolidated balance sheets, as BP Products has the right to make up the deficiency volumes within the

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
measurement period specified by the agreements. Deferred revenue under these arrangements is recognized into revenue once it is deemed remote that the customer will meet its required annual MVC. If the customer does satisfy its MVC by shipping the deficiency volumes within the same calendar year, it may receive a refund of excess payments.

We recognized $13.2 million, $5.6 million and $8.0 million of deficiency revenue under the throughput and deficiency agreements with BP Products for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The settlement price for volumes accumulated is determined using a summation of the calendar-month average of West Texas Intermediate (“WTI”) on the New York Mercantile Exchange with pricing input from the month of movement, pursuant to a related party agreement that we entered into with our affiliate. The settlement price is fixed and determinable upon the completion of transportation. We settle the allowance oil at the end of each period. The balances are entirely recorded in Accounts receivable - related parties in the consolidated balance sheets.

In the years ended December 31, 2020, 2019 and 2018, we recognized revenue of $5.8 million, $10.3 million and $8.8 million, respectively, related to the FLA arrangements with our Parent.

Disaggregation of Revenue

The following table provides information about disaggregated revenue:

	Year Ended December 31,
Disaggregation of revenue	2020	2019	2018
Transportation services revenue - third parties	2.9	$3.0	$2.8
Transportation services revenue - related parties	126.0	125.5	113.6
Total revenue	$128.9	$128.5	$116.4

Future Performance Obligations

The values in the table below represent the fixed portion of the MVC arrangements with our existing customer contracts, summarized as future performance obligations as of December 31, 2020. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

Unfulfilled performance obligations	As of December 31, 2020
2021	$106.0
2022	102.2
2023	98.4
Total	$306.6

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

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities:

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

	As of December 31,
Contract balances	2020	2019
Receivables from contracts with customers - third parties	$0.2	$0.6
Receivables from contracts with customers - related parties	11.0	11.3
Deferred revenue and credits - related parties	1.8	1.5

Deferred revenue and credits on our consolidated balance sheets as of December 31, 2020 and 2019 were credited to customers' invoices in January 2021 and January 2020, respectively.

5. Leases

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because our leases do not provide an explicit rate of return, we use our incremental borrowing rate based on lease term information available at the commencement date in determining the present value of lease payments.

We have a total of four operating leases related to office space of which the term of two expires in 2036 and the other two in 2023. We have the option to terminate our leases 30 days after providing written notice of the election to terminate to the landlord. Two of our leases include a right of renewal and an annual 3% escalation on the anniversary date of lease inception. We have the option to renew our leases by giving notice to landlord not less than 60 days prior to the expiration of the lease term. We have not included the option to renew the leases in our determination of lease term because at the time of lease inception it was not certain we would exercise the renewal. We have included the variable lease payments based on the escalation percentage from above in the determination of our lease liabilities and our ROU assets. The other two leases include a non-lease component for maintenance expense. No leases include a residual value guarantee or provide us an option to acquire the real property at the end of the lease. We have no material subleasing arrangements.

For the years ended December 31, 2020, 2019 and 2018, lease expense totaled $71 thousand, $71 thousand and $61 thousand, respectively.

In November 2020, two operating leases were renewed, and lease terms were extended until 2023, resulting in additional ROU assets and lease liabilities of $94 thousand.

Amounts recognized in the accompanying consolidated balance sheets are as follows:

Lease activity (in thousands)	Balance sheet location	December 31, 2020	December 31, 2019
ROU assets	Other assets	$513	$469
Current lease liability	Other current liabilities	$62	$60
Long-term lease liability	Other liabilities	$467	$417

As of December 31, 2020, the weighted average discount rate of our leases was 4.0% and the weighted average remaining lease term was 13.2 years.

The undiscounted future minimum lease payments and total lease liabilities as of December 31, 2020 are presented in the table below:

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

(In thousands)	December 31, 2020
2021	$64
2022	65
2023	66
2024	35
2025	36
Remaining years	443
Undiscounted future minimum lease payments	709
Less: Interest	(180)
Total lease liabilities	$529

6. Equity Method Investments

We account for our ownership interests in Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures using the equity method for financial reporting purposes. Our financial results include our proportionate share of the net income of Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures, which is reflected in Income from equity method investments on the consolidated statements of operations. We did not record any impairment loss on our equity method investments during the years ended 2020, 2019 or 2018.

The table below summarizes the balances and activities related to each of our equity method investments ("EMI") that we recorded for the years ended December 31, 2020, 2019 and 2018:

	2020
	Percentage ownership at year end	Distributions received	Income from EMI	Carrying value at year end
Mars	28.5%	$(49.1)	$46.3	$54.1
Caesar(1)	56.0%	(16.1)	15.2	116.5
Cleopatra(1)	53.0%	(8.9)	5.6	114.3
Proteus(1)	65.0%	(20.5)	13.6	68.4
Endymion(1)	65.0%	(24.3)	22.6	79.3
Others(2)	Various	(6.4)	7.5	87.3
Total Equity Investments		$(125.3)	$110.8	$519.9

	2019
	Percentage ownership at year end	Distributions received	Income from EMI	Carrying value at year end
Mars	28.5%	$(53.4)	$51.1	$56.9
Caesar(1)	56.0%	(19.5)	17.5	117.4
Cleopatra(1)	53.0%	(11.0)	9.0	117.6
Proteus(1)	65.0%	(19.0)	13.0	75.3
Endymion(1)	65.0%	(16.8)	15.3	81.0
Others(2)	Various	(11.7)	10.8	86.2
Total Equity Investments		$(131.4)	$116.7	$534.4

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

	2018
	Percentage ownership at year end	Cumulative effect of accounting change (3)	Distributions received	Income from EMI	Carrying value at year end
Mars	28.5%	$(2.8)	$(47.5)	$43.9	$59.1
Caesar(1)	56.0%	—	(21.0)	16.8	119.4
Cleopatra(1)	53.0%	—	(10.5)	6.5	119.6
Proteus(1)	65.0%	—	(18.1)	12.3	81.3
Endymion(1)	65.0%	—	(18.0)	12.3	82.5
Others(2)	Various	—	(2.7)	2.6	87.1
Total Equity Investments		$(2.8)	$(117.8)	$94.4	$549.0

(1)These investments are held by our investment in Mardi Gras which increased to 65% from 20% on October 1, 2018. See Note 3 - Acquisitions for further detail.
(2)Includes ownership interest in Ursa (22.7%) and KM Phoenix (25%) acquired on October 1, 2018.
(3)The financial results of Mars reflect the adoption of FASB Accounting Standards Codification Topic 606 “Revenue from Contracts with Customers” on January 1, 2018 under the modified retrospective transition method through a cumulative adjustment to equity. Our cumulative effect impact from this accounting change to our Mars investment was $(2.8) million, offset to equity. The Mardi Gras Joint Ventures and Ursa adopted this ASU on January 1, 2019, and there was no cumulative effect impact from the adoption. KM Phoenix adopted Topic 606 on January 1, 2018, and there was no cumulative effect impact from the adoption.

The following tables present aggregated selected balance sheet and income statement data for our equity method investments on a 100% basis for the years ended December 31, 2020, 2019 and 2018 and as of December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019	2018
Statement of operations
Revenue	$538.6	$560.5	$470.8
Operating expenses	250.2	246.0	200.9
Net income	288.9	317.2	270.4

	As of December 31,
Balance Sheets	2020	2019
Current assets	110.8	128.7
Non current assets	1,726.4	1,630.7
Current liabilities	56.5	49.6
Non current liabilities	589.4	493.0
Equity	1,191.3	1,216.8

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2020	2019
Land	$0.2	$0.2
Rights-of-way assets	1.4	1.4
Buildings and improvements	6.9	6.9
Pipelines and equipment	95.3	94.4
Other	0.8	0.5
Construction in progress	7.1	0.6
Property, plant and equipment	111.7	104.0
Less: Accumulated depreciation	(43.8)	(41.3)
Property, plant and equipment, net	$67.9	$62.7

During the year ended December 31, 2019, an impairment charge of $4.4 million, before insurance recoveries, was recorded under "Impairment and other, net" on our consolidated statements of operations. See Note 13 - Commitments and Contingencies.

There were no impairments on property, plant and equipment for the years ended December 31, 2020 and 2018.

8. Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2020	2019
Accrued capital expenditures	$4.1	$0.2
Accrued interest payable - related parties	0.9	4.2
Current portion of environmental remediation obligation	0.4	0.6
Current portion of lease liabilities	0.1	0.1
Accrued liabilities	2.3	1.5
Other current liabilities	$7.8	$6.6

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

On October 1, 2018, the Partnership borrowed $468.0 million under the credit facility to fund our acquisition.

On February 24, 2020, the Partnership entered into a $468.0 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under the existing credit facility. The term loan has a final repayment date of February 24, 2025, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600.0 million. All other terms of the credit facility remain the same.

As of December 31, 2020, the Partnership was in compliance with the covenants contained in the credit facility and term loan. The weighted average interest rate for our long-term debt was 1.70% and 3.25% at December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020, 2019 and 2018, interest and fees incurred were $8.3 million, $16.5 million and $4.8 million, respectively.

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

Effective July 1, 2017, we entered into a throughput and deficiency agreement with BP Products for transporting diluent on the Diamondback pipeline under two throughput and deficiency agreements and a dedication agreement. The dedication agreement with a third-party on Diamondback automatically renewed in 2021 and will now expire in June 2022. This contract is subject to successive one-year renewal periods at the election of the parties. The throughput and deficiency agreement for Diamondback automatically renewed in 2021 and will now expire in June 2022.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

On October 30, 2017, we entered into additional throughput and deficiency agreements with BP Products for each of our three wholly owned pipeline systems: BP2, River Rouge and Diamondback. Under these fee-based agreements, we provide transportation services to BP Products, in exchange for BP Products’ commitment to pay us the applicable tariff rates for the minimum monthly volumes, whether or not such volumes are physically shipped by BP Products through our pipelines. BP Products is allowed to make up for the monthly deficiency within the same calendar year during the initial term ending December 31, 2020. Adjustment to the monthly deficiency payments remitted to us by BP Products, if any, is determined at the end of each calendar year based on the actual volume transported during such period. These agreements expired on December 31, 2020.

On November 3, 2020, the Partnership entered into throughput and deficiency agreements with BP Products with respect to volumes transported on BP2, River Rouge and Diamondback. These new agreements have a term of three years beginning January 1, 2021 and expiring December 31, 2023.

Our revenue from related parties was $126.0 million, $125.5 million and $113.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

We recognized $13.2 million, $5.6 million and $8.0 million of deficiency revenue under the throughput and deficiency agreements with BP Products for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, there was $1.8 million and $1.5 million, respectively, of deferred revenue and credits recorded in relation to these agreements.

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

We paid our Parent an annual fee of $14.0 million, $13.6 million and $13.3 million in 2020, 2019 and 2018, respectively, under the omnibus agreement. The annual fee was adjusted to $15.2 million, payable in equal monthly installments, beginning on January 1, 2020. During the second quarter of 2020, our Parent agreed to adjust the fee payable under the Omnibus Agreement back to the 2019 annual fee, beginning in the second quarter, prorated for the remainder of 2020 due to the ongoing economic effects of the global COVID-19 pandemic. This resulted in a 2020 annual fee of $14.0 million. The annual fee was adjusted to $15.5 million per year, payable in equal monthly installments, beginning on January 1, 2021.

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

During the years ended December 31, 2020, 2019 and 2018, we recorded the following amounts for related party expenses, which also included the expenses related to pension and retirement savings plans and share-based compensation discussed below:

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

	Years Ended December 31,
	2020	2019	2018
Operating expenses—related parties	$5.3	$5.8	$5.0
Maintenance expenses—related parties	0.4	0.3	0.1
General and administrative—related parties	14.5	14.1	14.1
Total operating, maintenance, and general corporate costs—related parties	$20.2	$20.2	$19.2

Non-controlling Interests

Non-controlling interests consist of the 35% ownership interest in Mardi Gras held by our Parent at December 31, 2020, 2019 and 2018 compared to the 80% ownership interest held before completion of the acquisition on October 1, 2018.

Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on our consolidated balance sheets and Net income attributable to non-controlling interests on our consolidated statements of operations.

11. Distributions and Net Income Per Unit

The following table details the distributions declared and/or paid for the periods presented:

Three Months Ended	Date Paid or to be Paid	General Partner**	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit (in dollars)
December 31, 2017*	February 15, 2018	$—	$9.4	$9.3	$18.7	$0.1798
March 31, 2018	May 15, 2018	—	14.0	14.0	28.0	0.2675
June 30, 2018	August 15, 2018	—	14.3	14.3	28.6	0.2725
September 30, 2018	November 15, 2018	—	15.3	15.3	30.6	0.2915
December 31, 2018	February 14, 2019	—	15.8	15.8	31.6	0.3015
March 31, 2019	May 15, 2019	0.2	16.4	16.3	32.9	0.3126
June 30, 2019	August 14, 2019	0.4	16.9	17.0	34.3	0.3237
September 30, 2019	November 14, 2019	0.7	17.6	17.6	35.9	0.3355
December 31, 2019	February 13, 2020	1.2	18.2	18.2	37.6	0.3475
March 31, 2020	May 14, 2020	1.2	18.2	18.2	37.6	0.3475
June 30, 2020	August 13, 2020	1.2	18.2	18.2	37.6	0.3475
September 30, 2020	November 12, 2020	1.2	18.2	18.2	37.6	0.3475
December 31, 2020	February 11, 2021	1.2	18.2	18.2	37.6	0.3475

* For the period subsequent to IPO Oct 30, 2017 – Dec 31, 2017, prorated from minimum quarterly distribution amount of $0.2625 / unit.
** Due to rounding, numbers presented for the general partner may not precisely reflect the absolute figures.

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

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the general partner and limited partners for that reporting period. The following tables show the allocation of net income to arrive at net income per unit for the years ended December 31, 2020, 2019 and 2018:

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

	For the years ended December 31,
	2020	2019	2018
Net income attributable to the Partnership	$168.4	$167.9	$133.1
Less:
Incentive distribution rights currently held by the general partner	4.8	2.5	—
Limited partners' distribution declared on common units	72.8	69.1	59.4
Limited partners' distribution declared on subordinated units	72.8	69.1	59.4
Net income attributable to the Partnership in excess of distributions	$18.0	$27.2	$14.3

	For the year ended December 31, 2020
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$4.8	$72.8	$72.8	$150.4
Net income attributable to the Partnership in excess of distributions	—	9.0	9.0	18.0
Net income attributable to the Partnership	$4.8	$81.8	$81.8	$168.4
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$1.56	$1.56

	For the year ended December 31, 2019
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$2.5	$69.1	$69.1	$140.7
Net income attributable to the Partnership in excess of distributions	—	13.6	13.6	27.2
Net income attributable to the Partnership	$2.5	$82.7	$82.7	$167.9
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$1.58	$1.58

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

	Year Ended December 31, 2018
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$—	$59.4	$59.4	$118.8
Net income attributable to the Partnership in excess of distributions	—	7.2	7.1	14.3
Net income attributable to the Partnership	$—	$66.6	$66.5	$133.1
Weighted average units outstanding (in millions):
Basic and Diluted		52.4	52.4	104.8
Net income per limited partner unit (in dollars):
Basic and Diluted		$1.27	$1.27

12. Fair Value Measurements

The carrying amounts of accounts receivable, other current assets, accounts payable, and other current liabilities approximate their fair values due to their short-term nature.
The carrying value of borrowings under the term loan as of December 31, 2020, and the credit facility as of December 31, 2019, approximate fair value as the interest rates are reflective of market rates.

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
(in millions of dollars, unless otherwise indicated)
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

We accrued $3.4 million and $3.7 million for environmental liabilities at December 31, 2020 and 2019, respectively. These balances are broken down on the consolidated balance sheets as follows:

		December 31,
	Balance sheet location	2020	2019
Current portion of environmental remediation obligations	Other current liabilities	$0.4	$0.6
Long-term portion of environmental remediation obligations	Other liabilities	3.0	3.1
Total		$3.4	$3.7

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets of $3.4 million and $3.7 million on the consolidated balance sheet as of December 31, 2020, and 2019, respectively. These balances are broken down on the consolidated balance sheets as follows:

		December 31,
	Balance sheet location	2020	2019
Current portion of indemnification assets	Other current assets	$0.4	$0.6
Non-current portion of indemnification assets	Other assets	3.0	3.1
Total		$3.4	$3.7

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and determined that an impairment was required. A charge of $4.4 million for the impairment was recorded under "Impairment and other, net" on our consolidated statements of operations for the year ended December 31, 2019. In addition, we incurred $1.6 million as a response expense for the year ended December 31, 2019. Our assets are insured with a deductible of $1.0 million per incident. We accrued an offsetting insurance receivable of $5.0 million resulting in a net charge of $1.0 million to "Impairment and other, net" for the year ended December 31, 2019. The insurance receivable was recorded as $4.3 million under "Other current assets" and $0.7 million under "Other assets" on our consolidated balance sheet as of December 31, 2019.

During the year ended December 31, 2020, we incurred $0.4 million for response expense and received $2.9 million of insurance proceeds. The proceeds have been recorded under "Proceeds from insurance claims" in our consolidated statements of cash flows for the year ended December 31, 2020, leaving a balance of $2.5 million recorded under "Other current assets" on our consolidated balance sheets as of December 31, 2020, for insurance proceeds expected to be received in 2021. In the event that insurance proceeds exceed the receivable balance, such amounts would be recognized as a gain.

Commitments

We hold easements or rights-of-way ("ROWs") arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems.

We incurred ROWs expenses, operating lease expenses and service contract expenses of $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Such amounts are included in Operating expenses – third parties on the consolidated statements of operations.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
These ROWs are not within the scope of ASC 842. At December 31, 2020, our future minimum commitment for contracts in excess of one year is as follows:

	Total	2021	2022	2023	2024	2025	Thereafter
Rights-of-way	$3.0	$0.1	$0.1	$0.1	$0.1	$0.1	$2.5
Total	$3.0	$0.1	$0.1	$0.1	$0.1	$0.1	$2.5

14. Transactions with Major Customers and Concentration of Credit Risk

Our Parent accounted for 97.8%, 97.7% and 97.6% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. We are potentially exposed to concentration of credit risk primarily through our accounts receivable from our Parent for the pipeline transportation services that we provide. These receivables have payment terms of 30 days or less. We have no history of collectability issues with our Parent.

We have a concentration of trade receivables due from customers in the oil and gas industry, which may impact our overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory and other factors. We manage our exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. As of December 31, 2020 and 2019, there were no such arrangements.

We have concentrated credit risk for cash by maintaining deposits with an affiliate of BP and a major bank. Amounts on deposit in the major bank may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). We monitor the financial health of the affiliate and major bank and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. At December 31, 2020 and 2019, we had $126.7 million and $98.6 million in cash and cash equivalents in excess of FDIC limits, respectively.

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

The following is a summary of phantom unit award activities of the Partnership’s common units from 2018 to 2020:

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

	Phantom Units
	Number of Units	Weighted Average Grant Date Fair Value per Unit (in dollars)	Aggregate Fair Value (in thousands)
Outstanding at December 31, 2017	8,468	$17.48
Granted	3,737	20.07	$75
Vested	(8,468)	17.48
Outstanding at December 31, 2018	3,737	20.07
Granted	15,227	16.64	$253
Vested	(3,737)	20.07
Outstanding at December 31, 2019	15,227	16.64
Granted	16,038	14.03	$225
Vested	(15,227)	16.64
Outstanding at December 31, 2020	16,038	$14.03

Total compensation expense recognized for phantom unit awards were $232 thousand, $239 thousand and $177 thousand for 2020, 2019 and 2018, respectively. These amounts are included in General and administrative – related parties on the consolidated statements of operations.

The unrecognized compensation cost related to phantom unit awards was $34 thousand at December 31, 2020, which is expected to be recognized over a weighted average period of 0.2 years.

There were no forfeitures in the years ended December 31, 2020, 2019 and 2018.

16. Variable Interest Entity

Mardi Gras is a Delaware limited liability company and a pass-through entity for federal and state income tax purposes. Mardi Gras holds equity interests in the Mardi Gras Joint Ventures and accounts for them as equity method investments. Mardi Gras does not have any other operations or activities. The remaining interests in each of the Mardi Gras Joint Ventures are owned by unaffiliated third-party investors. Each of the Mardi Gras Joint Ventures is managed by their respective management committee, and decisions made by these management committees require approval of two or more members that are not affiliates with equity interest holdings meeting certain thresholds.

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

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at December 31, 2020 and 2019. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

The financial position of Mardi Gras as of December 31, 2020 and 2019 and its financial performance and cash flows for each of the three years ended December 31, 2020, 2019 and 2018, as reflected in our consolidated financial statements, are as follows:

	As of December 31,
	2020	2019
Balance sheet
Equity method investments	$378.5	$391.3
Non-controlling interests	132.5	136.9

	December 31,
	2020	2019	2018
Statement of operations
Income from equity method investments	$57.0	$54.8	$47.9
Less: Net income attributable to non-controlling interests	19.9	19.2	32.6
Net impact on Net income attributable to the Partnership	$37.1	$35.6	$15.3

	December 31,
	2020	2019	2018
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$57.0	$54.8	$47.9
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	12.8	11.5	19.7
Cash flows from financing activities
Distributions to non-controlling interests	(24.3)	(23.2)	(46.4)
Net change on BPMP's cash and cash equivalents	$45.5	$43.1	$21.2

17. Subsequent Events

We have evaluated subsequent events through the issuance of these consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the items noted below, that require recognition or disclosure in the consolidated financial statements.

Distribution

On February 11, 2021, we paid a cash distribution of $0.3475 per limited partner unit to unitholders of record on January 28, 2021, for the three months ended December 31, 2020. The total distribution paid was $37.6 million, with $16.6 million distributed to our non-affiliated common unitholders and $21.0 million, including $1.2 million for IDRs, distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

Subordinated Unit Conversion

On January 29, 2021, the board of directors of our general partner confirmed and approved that, following the distribution mentioned above with respect to the three months ended December 31, 2020, the financial tests required for conversion of our subordinated units had been met under the terms of the partnership agreement. Accordingly, effective February 12, 2021, the first business day following the payment of the distribution, all of our subordinated units were automatically converted into common units on a one-for-one basis and the subordination period was terminated.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2020, the management of our general partner used the criteria established in the UK Financial Reporting Council’s Guidance on Risk Management, Internal Control and Related Financial and Business Reporting. As a result of this assessment and based on the criteria in the UK Financial Reporting Council’s Guidance, management of our general partner has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BP Midstream Partners LP and subsidiaries (the “Partnership”) as of December 31, 2020, based on criteria established in the UK Financial Reporting Council's Guidance on Risk Management, Internal Control and Related Financial and Business Reporting. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the UK Financial Reporting Council's Guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Partnership and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2021

Item 9B. OTHER INFORMATION

Appointment of Chief Financial Officer

On February 24, 2021, the Board of Directors of BP Midstream Partners GP LLC (the “General Partner”) appointed Jack Collins as Chief Financial Officer of the General Partner, effective March 1, 2021. In addition to serving as Chief Financial Officer of the General Partner, Mr. Collins will continue to serve as a director of the General Partner.

Mr. Collins, 45, has served as President of BPX Energy since July 2020, prior to which he served as Senior Vice President and Chief Financial Officer of BPX Energy from December 2014. Prior to joining BPX Energy, Mr. Collins held various executive roles in finance and investor relations, including at Denbury Resources, Inc and PostRock Energy Corp. He has more than 20 years’ experience across the energy sector. Mr. Collins has a BA in Economics from the University of Colorado and completed the Advanced Management Program at Harvard Business School.

There are no arrangements or understandings between Mr. Collins and any other persons pursuant to which Mr. Collins was selected as Chief Financial Officer. There are no relationships between Mr. Collins and the General Partner or any of its subsidiaries that would require disclosure pursuant to Item 404(a) of Regulation S-K.

Appointment of Director

Effective March 1, 2021, BP Midstream Partners Holdings LLC, sole member of the General Partner, appointed Ms. Starlee Sykes as a director of the General Partner.

Ms. Sykes, 45, has served as Senior Vice President Gulf of Mexico and Canada for the BP Production & operations organization since January 2021. From February 2018 until December 2020, Ms. Sykes served as BP's Regional President of Gulf of Mexico and Canada, where she held accountability for all safety and business aspects of the offshore hub. From January 2011 until January 2018, Ms. Sykes served as Vice President in BP's Global Projects organization, leading a portfolio of offshore projects and teams. Ms. Sykes joined BP in 1997 and has a BS in Mechanical Engineering from Texas A&M University.

There are no arrangements or understandings between Ms. Sykes and any other persons pursuant to which Ms. Sykes was selected as a director. There are no relationships between Ms. Sykes and the General Partner or any of its subsidiaries that would require disclosure pursuant to Item 404(a) of Regulation S-K.

In connection with the appointment of Starlee Sykes as a director of the General Partner, the General Partner and the Partnership will enter into an Indemnification Agreement with Ms. Sykes pursuant to which the General Partner and the Partnership will be required to indemnify Ms. Sykes to the fullest extent permitted under Delaware law against liability that may arise by reason of her service to the General Partner and the Partnership and to advance her expenses incurred as a result of any proceeding against her to which she could be indemnified.

The foregoing description is qualified in its entirety by reference to the full text of the Indemnification Agreement, the form of which is filed as Exhibit 10.4 to this Annual Report on Form 10-K and incorporated in this Item 9B by reference.

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

•Melubco refutes the claim on the basis that it has never contracted with or received any services from this shipping company. Melubco does not do, and has never done, business in Iran.

•In September 2020, the Division 15th Legal Court of Tehran held that the judgment in absentia had not been obtained against Melubco but against a different company (with a similar name), and therefore it could not be enforced against Melubco.

•In July 2018, BP Iran Limited terminated its lease of an office in Tehran. The office had been used for administrative activities. In 2020, taxes with a US dollar equivalent value of approximately $20,000 were paid from a BP trust account held with Tadvin Co. to Iranian public entities. No gross revenues or net profits were attributable to these activities.

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

Our operations are conducted through, and our assets are owned by, various subsidiaries. However, neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring personnel or by obtaining services of personnel employed by BP, BP Pipelines or third parties, but we sometimes refer to these individuals, for drafting convenience only, in this Annual Report as our employees because they provide services directly to us. These operations personnel primarily provide services with respect to the assets we operate: BP2, River Rouge and Diamondback. Mars, the Mardi Gras Joint Ventures, and Ursa are operated by an affiliate of Shell. KM Phoenix is operated by an affiliate of Kinder Morgan.

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
•Corporate Code of Business Conduct and Ethics;
•Financial Code of Ethics; and
•Corporate Governance Guidelines.

Unitholders may also obtain a copy, free of charge, of each of these documents by sending a written request to BP Midstream Partners LP, 501 Westlake Park Boulevard, Houston, Texas 77079. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website.

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

Name	Age(1)	Position with BP Midstream Partners GP LLC
Robert P. Zinsmeister	63	Director, Chief Executive Officer
Craig W. Coburn(2)	56	Director, Chief Financial Officer
David Kurt(3)	53	Chief Operating Officer
Derek Rush	49	Chief Development Officer
Hans F. Boas	55	Chief Legal Counsel and Secretary
J. Douglas Sparkman	63	Director, Chairman of the Board of Directors
Jack T. Collins(4)	45	Director
Clive Christison	49	Director
Walter Clements	61	Independent Director
Robert Malone	68	Independent Director
Michele F. Joy	65	Independent Director

(1)On February 25, 2021.
(2)Mr. Coburn will retire as Director and Chief Financial Officer effective February 28, 2021.
(3)Mr. Kurt was appointed to the position of Co-Chief Operating Officer effective October 1, 2020. On December 31, 2020, his title changed to Chief Operating Officer.
(4)Mr. Collins was appointed to the position of Director effective October 8, 2020.

Robert P. Zinsmeister was appointed as the Chief Executive Officer of our general partner and member of the board of directors of our general partner in September 2017. Since January 2021, Mr. Zinsmeister has served as M&A Distinguished Advisor for BP's Global M&A organization. From January 2012 to December 2020, Mr. Zinsmeister served as Chief Operating Officer of BP’s Global M&A organization. Mr. Zinsmeister has 21 years of M&A experience, and prior to his current role, his titles and responsibilities included M&A Director Downstream, Corporate, Chemicals and M&A Project Manager. Mr. Zinsmeister has served in a variety of management positions within the BP organization, including Commercial Manager and Engineering Manager of an Upstream business unit, and a variety of engineering roles in corporate, division, and field operations. In addition to his roles at BP, Mr. Zinsmeister is a member of the Advisory Board of Buckthorn Partners, a private equity investment firm investing exclusively in oil field service businesses. Mr. Zinsmeister earned a Bachelor of Science in Petroleum and Natural Gas Engineering, from Pennsylvania State University and an MBA, finance emphasis, from the University of Chicago. In his career Mr. Zinsmeister has personally negotiated three US pipeline transactions, and has overseen all Downstream M&A, including pipelines and midstream, since 2006. We believe that based on Mr. Zinsmeister’s extensive experience in M&A in the energy industry and managerial experience within the BP organization, Mr. Zinsmeister brings important skills and expertise to the board of directors of our general partner.

Craig W. Coburn was appointed as the Chief Financial Officer of our general partner and member of the board of directors of our general partner in September 2017. Since August of 2016, Mr. Coburn has served as Chief Financial Officer for BP America. Prior to such role, from July 2013 to August 2016, Mr. Coburn was Vice President, Technology Commercialization & Venturing (TC&V) for BP. In this role, Mr. Coburn’s primary responsibility was to manage BP’s corporate venture capital portfolio and new investments. Additionally, from January 2006 to August 2016, Mr. Coburn was CFO for BP’s Alternative Energy business which included the Solar, Wind, Biofuels and Emerging Business & Ventures businesses. Prior to holding such roles, Mr. Coburn served in a variety of finance and commercial positions within the BP organization since 1986. Mr. Coburn has over 31 years of oil and gas experience with Amoco and BP, as well as over 20 years of experience working with high tech businesses and renewable energy. He has extensive experience in finance, corporate venturing, technology commercialization, planning and strategy, mergers and acquisitions and business carve-outs. Mr. Coburn has a BS degree in Accountancy from the University of Illinois at Urbana–Champaign and an MBA from the Kellogg School of Management at Northwestern University. We believe that based on Mr. Coburn’s extensive experience in the energy industry and extensive financial knowledge, Mr. Coburn brings important skills and expertise to the board of directors of our general partner. Mr. Coburn elected to retire from his position effective February 28, 2021.

David Kurt was appointed Co-Chief Operating Officer of our general partner in October 2020. On December 31, 2020, his title changed to Chief Operating Officer. Since January 2021, Mr. Kurt has served as Vice President of Terminals & Pipelines for the BP Production & operations organization. From May 2020 until December 2020, Mr. Kurt served as Refinery Manager of the Whiting Refinery, where he was responsible for all aspects of safety, operational and financial performance of the refinery. Mr. Kurt has held various positions at Whiting Refinery, including as Health, Safety, Security and Environment Manager from 2019 to 2020, Production Manager from 2017 to 2019, and Business Improvement Manager from 2015 to 2017. Mr. Kurt joined BP in 1996 and has a BS in Agricultural Engineering and an MBA from Ohio State University.

Derek Rush was appointed Chief Development Officer of our general partner in August 2019. Since January 2021, Mr. Rush has served as Global Logistics & BPMP Senior Finance and Commercial Manager for the BP Customers & products organization. Since August 2018, Mr. Rush has served as a Director for BP Pipelines. From August 2018 to December 2020, Mr. Rush served as Head of Finance for BP US Pipelines and Logistics. From July 2015 to July 2018, Mr. Rush served as Head of Control for BP Downstream, and from April 2013 to July 2015 served as Vice President of BP-Husky Refining LLC. Prior to that, Mr. Rush held a variety of financial and commercial roles in BP. He joined BP in 2005 from PricewaterhouseCoopers, where he was a Director in the financial advisory practice. Mr. Rush has a BS in Biology from the University of Illinois at Urbana-Champaign and a MS in Accountancy from Illinois State University.

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

J. Douglas Sparkman became Chairman and member of the board of directors of our general partner in September 2017. Since January 2021, Mr. Sparkman has served as Senior Vice President of BP Solutions for the BP Regions, cities & solutions organization. From October 2014 to December 2020, Mr. Sparkman served as the Chief Operating Officer, Fuels North America. In this role, he was responsible for BP’s North American Downstream—three refineries, USPL, Supply, Sales and Marketing. Prior to this role, Mr. Sparkman was the Strategic Performance Unit leader for the Midwest Fuels Value Chain for BP, which he held since January 2010. Prior to working for BP, Mr. Sparkman served as the Senior Vice President for Transportation and Logistics for Marathon Oil Corporation. Mr. Sparkman has over 38 years of experience in the Downstream business with deep experience in Refining and Midstream operations. We believe that Mr. Sparkman’s substantial experience in various aspects of the energy industry makes him qualified to serve as a member of the board of directors of our general partner.

Jack T. Collins became a member of the board of directors of our general partner in October 2020. Since July 2020, Mr. Collins has served as President of BPX Energy. From December 2014 to July 2020, Mr. Collins served as Senior Vice President and Chief Financial Officer of BPX Energy. Prior to joining BPX Energy in 2014, Mr. Collins held various executive roles in finance and investor relations, including at Denbury Resources, Inc and PostRock Energy Corp. He has more than 20 years’ experience across the energy sector. Mr. Collins has a BA in Economics from the University of Colorado and completed the Advanced Management Program at Harvard Business School.

Clive Christison became a member of the board of directors of our general partner in September 2017. Since January 2021, Mr. Christison has served as Senior Vice President of Fuel Supply and Midstream for the BP Customers & products organization. From September 2015 to December 2020, Mr. Christison served in the role of Senior Vice President Pipelines, Supply & Optimization for Fuels North America. From September 2013 to September 2015 he was the Chief Executive of BP’s Integrated Supply & Trading business for the Americas, responsible for BP’s oil trading and supply activity in the Americas and for crude oil globally. In addition, from September 2008 to September 2013, Mr. Christison also led BP’s oil, gas, chemicals, carbon and finance trading business for the Eastern Hemisphere, covering the Middle East, Southern & East Africa, Australia, India, South East Asia and China. Mr. Christison has 20 years of international experience in Oil, Gas and Power industries, holding a number of senior roles in Supply & Trading, Refining & Marketing and Logistics for Mobil Oil Corporation and BP plc. Mr. Christison is a member of the boards of directors of BP Americas Diversity and Inclusion Council, Commodities Futures Trading Commission (CFTC) Global Markets Advisory Committee, Futures Industry Association, Commodity Markets Council, British American Business Council, Chicago Shakespeare Theatre and the Chicago Urban League. Mr. Christison is a graduate of Edinburgh University with a degree in Chemical Engineering and has an MBA from Warwick Business School. We believe that Mr. Christison’s extensive experience in the energy industry, particularly his experience in supply and trading, makes him qualified to serve as a member of the board of directors of our general partner.

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

Robert Malone became an independent member of our board of directors in November 2017. He has served as the Executive Chairman, President and CEO of First Sonora Bancshares, Inc. (a privately-held bank holding company), the holding company for The First National Bank of Sonora (dba Sonora Bank) since 2014. Mr. Malone has also served as the Chairman, President and Chief Executive Officer of Sonora Bank since 2014. He joined First Sonora Bancshares and Sonora Bank in October 2009 as President and Chief Executive Officer. He joined Community Banking following a 35 year career with BP. Prior to his retirement he was an Executive Vice President of BP p.l.c., Chairman and President of BP America and a member of BP's London based Executive Management team that guided the worldwide operations of BP. Mr. Malone has served in a variety of operating, engineering and executive roles with BP's subsidiary companies and he also served as President, CEO and COO of Alyeska Pipeline Service Company, operator of the Trans Alaska Oil Pipeline and as the Chief Executive of the London based BP Shipping Ltd. Mr. Malone currently serves as an independent director of the Halliburton Company, Peabody Energy Company and Teledyne Technologies Incorporated. Mr. Malone earned a BS in Metallurgical Engineering from the University of Texas at El Paso, and was an Alfred P. Sloan Fellow at the Massachusetts Institute of Technology where he received a MS in Management. We believe that Mr. Malone's extensive experience in finance makes him qualified to serve as a member of the board of directors of our general partner.

Michele F. Joy became an independent member of our board of directors in May 2018. She has served as Vice President, Regulatory and Major Projects of the general partner of Shell Midstream Partners ("SHLX") from 2014 to 2017, when she resigned and retired from Shell. From April 2012, Ms. Joy also served as Vice President, SPLC and General Manager of Major Projects and Regulatory for Shell Oil Company. Ms. Joy split her time between her roles at SPLC and time devoted to SHLX’s business and affairs. She was responsible for SPLC and SHLX planning and long-term growth, as well as regulatory compliance. Ms. Joy joined SPLC in 2006 as Director of Joint Interests. From 2008 to 2012, she was General Manager, Business Development for SPLC during a period of significant growth. She has also served as a Shell representative on a number of joint ventures, including Colonial, LOOP LLC, Poseidon Pipeline Company LLC and Explorer Pipeline Company. Ms. Joy was a member of the Department of Transportation’s Hazardous Liquid Pipeline Safety Advisory Committee and the Association of Oil Pipeline’s Economic Regulatory Committee until her retirement. Prior to joining Shell, Ms. Joy served as the General Counsel for the Association of Oil Pipe Lines from 1991 to 2006. In that role, she was involved in the industry’s and regulators’ joint work to simplify economic regulation at the FERC; improve pipeline safety at DOT (including pipeline integrity and the elimination of outside force damage); and support the EPA’s environmental improvements such as ultra-low sulfur diesel implementation. Ms. Joy also served five years as an adjunct professor at Northwestern University’s Transportation Institute and spent eight years in private practice focusing on gas and electric regulation and international law. Ms. Joy earned a BA from Carleton College and a JD from American University. We believe that Ms. Joy's extensive experience in finance makes her qualified to serve as a member of the board of directors of our general partner.

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

As a result of these exemptions, our general partner’s board of directors is not comprised of a majority of independent directors. Our board of directors does not currently intend to establish a nominating/corporate governance committee or a compensation committee. Accordingly, unitholders do not have the same protections afforded to equity holders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

Audit Committee Report

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

In fulfilling its oversight responsibilities, the audit committee reviewed and discussed with management the audited financial statements contained in this Annual Report on Form 10-K. It has also discussed with the independent auditors the matters required by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1301, Communications with Audit Committees. Our audit committee has received written disclosures and the letter from the independent accountants required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

The audit committee recommended to the Board that the audited financial statements as of and for the year ended December 31, 2020 be included in this report.

Members of the audit committee of the board of directors of BP Midstream Partners GP LLC:
Robert Malone, Chairman
Walter Clements
Michele F. Joy

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

Summary Compensation Table

The following summarizes the total compensation paid to our named executive officers by BPMP for their services in relation to our business in 2020, 2019 and 2018.

Name and Principal Position(1)	Year	Salary	Stock Awards	Bonus	Stock Options	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert P. Zinsmeister, Chief Executive Officer and Director	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—
Craig W. Coburn, Chief Financial Officer and Director	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—
David Kurt, Chief Operating Officer(2)	2020	—	—	—	—	—	—	—	—
Gerald J. Maret, Former Chief Operating Officer(3)	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—
Derek Rush, Chief Development Officer(4)	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—
Hans F. Boas, Chief Legal Counsel and Secretary	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—

(1)Messrs. Zinsmeister, Coburn, Kurt, Rush and Boas devote, and prior to his retirement, Mr. Maret devoted, a portion of their overall working time to our business. Except for the fixed administrative fee we paid to BP Pipelines under the omnibus agreement, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2020, 2019 or 2018.
(2)Mr. Kurt was appointed to the position of Co-Chief Operating Officer, effective October 1, 2020. On December 31, 2020, his title changed to Chief Operating Officer.
(3)Mr. Maret retired from his position as Chief Operating Officer, effective December 31, 2020.
(4)Mr. Rush was appointed to the position of Chief Development Officer, effective August 6, 2019.

Narrative Disclosure to Executive Compensation

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

Grants of Plan-Based Awards

We did not grant any equity awards to our named executive officers during 2020.

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other unit awards: Number of units (#)	All other unit awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of unit and option awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Robert P. Zinsmeister	—	—	—	—	—	—	—	—	—	—	—
Craig W. Coburn	—	—	—	—	—	—	—	—	—	—	—
David Kurt	—	—	—	—	—	—	—	—	—	—	—
Gerald J. Maret	—	—	—	—	—	—	—	—	—	—	—
Derek Rush	—	—	—	—	—	—	—	—	—	—	—
Hans F. Boas	—	—	—	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year End

We have not granted, and none of our named executive officers have received any grants of, unit or unit-based awards and no such awards were outstanding as of December 31, 2020.

Name	Option Awards					Unit Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of units that have not vested (#)	Market value of units that have not vested (#)	Equity incentive plan awards: number of unearned units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned units or other rights that have not vested ($)
Robert P. Zinsmeister	—	—	—	—	—	—	—	—	—
Craig W. Coburn	—	—	—	—	—	—	—	—	—
David Kurt	—	—	—	—	—	—	—	—	—
Gerald J. Maret	—	—	—	—	—	—	—	—	—
Derek Rush	—	—	—	—	—	—	—	—	—
Hans F. Boas	—	—	—	—	—	—	—	—	—

Option Exercises and Stock Vested

We have not granted, and none of our named executive officers have received any grants of, units or unit-based awards. Hence, no such awards were exercised or vested during 2020.

	Option Awards		Unit Awards
Name	Number of units acquired on exercise (#)	Value realized on exercise ($)	Number of units acquired on vesting (#)	Value realized on vesting ($)
Robert P. Zinsmeister	—	—	—	—
Craig W. Coburn	—	—	—	—
David Kurt	—	—	—	—
Gerald J. Maret	—	—	—	—
Derek Rush	—	—	—	—
Hans F. Boas	—	—	—	—

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with retirement.

Name	Plan Name	Number of Years Credited Service(#)	Present Value of Accumulated Benefit($)	Payments During Last Fiscal Year($)
Robert P. Zinsmeister	—	—	—	—
Craig W. Coburn	—	—	—	—
David Kurt	—	—	—	—
Gerald J. Maret	—	—	—	—
Derek Rush	—	—	—	—
Hans F. Boas	—	—	—	—

Nonqualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Name	Beginning Balance($)	Executive Contribution in Last Fiscal Year($)	Registrant Contribution in Last Fiscal Year($)	Aggregate Earnings in Last Fiscal Year($)	Aggregate Withdrawals/Distributions($)	Aggregate Balance at Last Fiscal Year-End(4)($)
Robert P. Zinsmeister	—	—	—	—	—	—
Craig W. Coburn	—	—	—	—	—	—
David Kurt	—	—	—	—	—	—
Gerald J. Maret	—	—	—	—	—	—
Derek Rush	—	—	—	—	—	—
Hans F. Boas	—	—	—	—	—	—

Potential Payments upon Termination or Change-in-Control

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

For 2020, each non-employee director received an award of 5,346 phantom units under the LTIP valued at approximately $75,004. To align awards with our Parent, this grant occurred on February 24, 2020.

The phantom units vest in full on the first anniversary of the date of grant but are not settled until the second anniversary of grant. Each member of the board of directors of our general partner will be indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Non-Employee Director Compensation Table

The following summarizes the compensation for our non-employee directors for 2020.

Name	Fee Earned or Paid in Cash	Unit Awards(1)	Option Awards	Non-Equity Inventive Plan Compensation	Non-Qualified Compensation	Deferred Earnings	All Other Compensation	Total
Walter Clements	$75,000	$75,004	$—	$—	$—	$—	$—	$150,004
Robert Malone	95,000	75,004	—	—	—	—	—	170,004
Michele F. Joy	75,000	75,004	—	—	—	—	—	150,004

(1)Amounts reported in this column reflect the aggregate grant date fair value of the phantom units, computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures. For more information, refer to Note 15 - Unit-Based Compensation in the Notes to Consolidated Financial Statements. As of December 31, 2020, there were a total of 16,038 phantom units outstanding under the LTIP, of which Mr. Clement, Mr. Malone and Ms. Joy each held 5,346.

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
J. Douglas Sparkman, Chairman
Robert P. Zinsmeister
Craig W. Coburn
Jack T. Collins
Clive Christison
Walter Clements

Robert Malone
Michele F. Joy

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common units of BP Midstream Partners LP held by beneficial owners of 5% or more of such units, by each director and named executive officer of our general partner and by the directors and executive officers of our general partner as a group. As discussed in Note 17 - Subsequent Events in the Notes to Consolidated Financial Statements, on February 12, 2021, all of our subordinated units were automatically converted into common units on a one-for-one basis and the subordination period was terminated. The percentage of units beneficially owned is based on 104,778,502 common units outstanding.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
BP Midstream Partners Holdings LLC(2)	56,956,712	54.4%
Tortoise Capital Advisors, L.L.C.(3) 5100 W 115th Place Leawood, KS 66211	5,270,137	5.0%
Robert P. Zinsmeister	5,555	*
Craig W. Coburn	5,500	*
Jack T. Collins(4)	—	—
David Kurt(5)	—	—
Gerald J. Maret(6)	2,500	*
Brian D. Smith(7)	—	—
Derek Rush	—	—
Hans F. Boas	—	—
J. Douglas Sparkman	5,555	*
Clive Christison	2,500	*
Walter Clements(8)	10,143	*
Robert Malone(8)	9,921	*
Michele F. Joy(8)	7,368	*
Directors and executive officers as a group (13 persons)	49,042	*

(*)Indicates beneficial ownership of less than 1%.
(1)The address for all beneficial owners in this table is 501 Westlake Park Boulevard, Houston, Texas 77079.
(2)BP Holdco is a wholly owned subsidiary of BP Pipelines (North America) Inc. and owns the common units presented above. BP Pipelines (North America) Inc. may be deemed to beneficially own the units held by BP Holdco.
(3)Based solely on a Schedule 13G/A filed by Tortoise Capital Advisors, L.L.C. on February 12, 2021.
(4)Mr. Collins was appointed to the position of Director effective October 8, 2020.
(5)Mr. Kurt was appointed to the position of Co-Chief Operating Officer effective October 1, 2020. On December 31, 2020, his title changed to Chief Operating Officer.
(6)Mr. Maret elected to retire from his position as Chief Operating Officer effective December 31, 2020.
(7)Mr. Smith elected to retire from his position as a director of the general partner, effective October 8, 2020.
(8)Represents unit-based awards granted under the LTIP and are subject to the terms thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about all existing equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	16,038	(2)	—	5,458,801
Equity compensation plans not approved by security holders	—		—	—
Total	16,038		—	5,458,801

(1)The amounts shown represents common units available under the LTIP as of December 31, 2020.
(2)Represents unit-based awards granted under the LTIP and are subject to the terms thereunder.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 24, 2021, BP Holdco owns 56,956,712 common units representing approximately an aggregate 54.4% limited partner interest in us (excluding the incentive distribution rights, which cannot be expressed as a fixed percentage), and owns and controls our general partner. BP Holdco also appoints all of the directors of our general partner, which owns a non-economic general partner interest in us and owns the incentive distribution rights.

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

Operational Stage

Distributions of cash available for distribution to our general partner and its affiliates	We make cash distributions to our unitholders, including affiliates of our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level. Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding common units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $59.8 million on their units.

Payments to our general partner and its affiliates	BP Pipelines provides customary operating, management and general administrative services to us. Our general partner shall reimburse BP Pipelines and its affiliates pursuant to the Omnibus Agreement as described below for its direct expenses incurred on behalf of us and a proportionate amount of its and their indirect expenses incurred on behalf of us, including, but not limited to, compensation expenses. Our general partner does not receive a management fee or other compensation for its management of our partnership, but we do reimburse our general partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf, including payments made to BP Pipelines for customary management and general administrative services. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, benefits, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its non-economic general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

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

Omnibus Agreement

We have an omnibus agreement in place with BP Pipelines and our general partner that addresses the following matters:

•our payment of an annual administrative fee of initially $13.6 million, for the provision of general and administrative services and, in addition, to reimburse personnel and other costs related to the direct operation, management and maintenance of the assets by BP Pipelines and its affiliates;
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

Payment of Administrative Fee and Reimbursement of Expenses.    We paid BP Pipelines an administrative fee of initially $13.6 million annually (payable in equal monthly installments), to reimburse BP Pipelines and its affiliates for the provision of certain general and administrative services for our benefit, including services related to the following areas: executive management services; financial management and administrative services (such as treasury and accounting); information technology services; legal services; health, safety and environmental services; land and real property management services; human resources services; procurement services; corporate engineering services; business development services; investor relations, communications and external affairs; insurance administration and tax related services.

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

The fee was adjusted to $15.2 million per year, payable in equal monthly installments, beginning on January 1, 2020. During the second quarter of 2020, our Parent agreed to adjust the fee payable under the Omnibus Agreement back to the 2019 annual fee, beginning in the second quarter, prorated for the remainder of 2020 due to the ongoing economic effects of the global COVID-19 pandemic. This resulted in a 2020 annual fee of $14.0 million. The annual fee was adjusted to $15.5 million per year, payable in equal monthly installments, beginning on January 1, 2021.

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

Revolving Credit Facility

We entered into a unsecured revolving credit facility with an affiliate of BP. The credit facility has a borrowing capacity of $600.0 million. The credit facility provides for certain covenants, including the requirement to maintain a consolidated leverage ratio not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of our general partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our ratio of total indebtedness to consolidated EBITDA (as defined in the credit facility) to exceed 4.5 to 1.0.

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

On February 24, 2020, the Partnership entered into a $468.0 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under the existing credit facility. The term loan has a final repayment date of February 24, 2025, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600.0 million. All other terms of the credit facility remain the same.

Transportation Revenues

During the year ended December 31, 2020, we recognized transportation revenues of $112.8 million related to volumes transported on the Wholly Owned Assets from companies affiliated with BP.

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

Throughput and Deficiency Agreements

During the year ended December 31, 2020, we recognized transportation revenues of $112.8 million and deficiency revenue of $13.2 million for a total of $126.0 million from the throughput and deficiency agreements with companies affiliated with BP.

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

There were no related person transactions during 2020 which were required to be reported in “Certain Relationships and Related Transactions, and Director Independence” where the procedures described above did not require review, approval or ratification or where these procedures were not followed.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services performed by independent registered public accounting firm, Deloitte & Touche LLP for 2020 and 2019, respectively.

	2020	2019
Fees (millions of dollars)
Audit fees (1)	$1.1	$1.1
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.1	$1.1
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

2. Financial Statement Schedules

The following financial statements are included pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09):

Mars Oil Pipeline Company, LLC	Financial Statements as of December 31, 2020 and 2019 and for the fiscal years ended December 31, 2020, 2019 and 2018.

All other financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the consolidated financial statements or the notes to consolidated financial statements.

3. Exhibits

The exhibits listed in the Index to Exhibits are filed as part of this Annual Report.

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC	S-1	3.4	9/11/2017	333-220407
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	2/27/2020	001-38260
10.1	Contribution, Assignment and Assumption Agreement dated, October 30, 2017 by and among BP Pipelines (North America) Inc., BP Midstream Partners GP LLC, BP Midstream Partners LP, BP Midstream Partners Holdings LLC, and The Standard Oil Company.	8-K	10.1	11/1/2017	001-38260
10.2	Omnibus Agreement dated October 30, 2017 by and among BP Pipelines (North America) Inc., BP Midstream Partners LP, BP Midstream Partners GP LLC, and solely for the purposes of Articles 4 and 6, BP America Inc.	8-K	10.2	11/1/2017	001-38260
10.3	BP Midstream Partners LP Short Term Credit Facility Agreement, dated as of October 30, 2017, between BP Midstream Partners LP and North America Funding Company	8-K	10.3	11/1/2017	001-38260
10.4*	Form of Indemnification Agreement	S-1/A	10.6	9/25/2017	333-220407
10.5	BP Two Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.4	11/1/2017	001-38260
10.6	BP River Rouge Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.5	11/1/2017	001-38260
10.7	BP D-B Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.6	11/1/2017	001-38260
10.8	Second Amended and Restated Limited Liability Company Agreement of Mardi Gras Transportation System Company LLC dated October 30, 2017 by and among BP Midstream Partners LP, BP Pipelines (North America) Inc. and The Standard Oil Company	8-K	10.7	11/1/2017	001-38260
10.9*	BP Midstream Partners LP 2017 Long-Term Incentive Plan	S-8	4.4	10/30/2017	333-221213
10.10*	Form of Phantom Award Agreement (Non-Employee Directors)	S-8	4.5	10/30/2017	333-221213
10.11*	Form of Phantom Award Agreement (Non-Employee Directors Deferred Settlement)	S-8	4.6	10/30/2017	333-221213
10.12	Term Loan Facility Agreement, dated February 24, 2020, between BP Midstream Partners LP and North America Funding Company	10-K	10.12	2/27/2020	001-38260
10.13	First Amendment To Short Term Credit Facility Agreement, dated February 24, 2020, between BP Midstream Partners LP and North America Funding Company	10-K	10.13	2/27/2020	001-38260
10.14	BP Two Pipeline Company LLC Throughput and Deficiency Agreement, dated November 3, 2020, between BP Midstream Partners LP and BP Products North America Inc.	10-Q	10.1	11/5/2020	001-38260
10.15	BP River Rouge Pipeline Company LLC Throughput and Deficiency Agreement, dated November 3, 2020, between BP Midstream Partners LP and BP Products North America Inc.	10-Q	10.2	11/5/2020	001-38260
10.16	BP D-B Pipeline Company LLC Throughput and Deficiency Agreement, dated November 3, 2020, between BP Midstream Partners LP and BP Products North America Inc.	10-Q	10.3	11/5/2020	001-38260
21	List of Subsidiaries of BP Midstream Partners LP					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
23.2	Consent of Ernst & Young LLP, independent auditors					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32**	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

99.1	Mars Oil Pipeline Company, LLC Financial Statements as of December 31, 2020 and 2019 and for the fiscal years ended December 31, 2020, 2019 and 2018.	X
101	The following financial information from BP Midstream Partners LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X
104	The cover page from BP Midstream Partners LP’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL.	X

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

Date: February 25, 2021	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Craig W. Coburn
Craig W. Coburn
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 25, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Robert P. Zinsmeister	Chief Executive Officer and Director
Robert P. Zinsmeister	(Principal Executive Officer)
BP Midstream Partners GP LLC

/s/ Craig W. Coburn	Chief Financial Officer and Director
Craig W. Coburn	(Principal Financial Officer and Principal Accounting Officer)
BP Midstream Partners GP LLC

/s/ J. Douglas Sparkman	Chairman of the Board of Directors
J. Douglas Sparkman	BP Midstream Partners GP LLC

/s/ Jack T. Collins	Director
Jack T. Collins	BP Midstream Partners GP LLC

/s/ Clive Christison	Director
Clive Christison	BP Midstream Partners GP LLC

/s/ Walter Clements	Director
Walter Clements	BP Midstream Partners GP LLC

/s/ Robert Malone	Director
Robert Malone	BP Midstream Partners GP LLC

/s/ Michele F. Joy	Director
Michele F. Joy	BP Midstream Partners GP LLC