Form 10-Q
period 2021-03-31
BP Midstream Partners LP
filed 2021-05-06
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 5, 2021, the registrant had 104,794,540 common units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$129.4	$126.9
Accounts receivable – third parties	0.3	0.2
Accounts receivable – related parties	10.1	11.0
Prepaid expenses	4.2	6.6
Other current assets	2.9	2.9
Total current assets	146.9	147.6
Equity method investments (Note 3)	520.0	519.9
Property, plant and equipment, net (Note 4)	68.2	67.9
Other assets	3.6	3.5
Total assets	$738.7	$738.9

LIABILITIES
Current liabilities
Accounts payable – third parties	$0.7	$1.9
Accounts payable – related parties	1.8	1.9
Deferred revenues and credits – related parties	0.9	1.8
Other current liabilities (Note 5)	5.8	7.8
Total current liabilities	9.2	13.4
Long-term debt – related parties (Note 6)	468.0	468.0
Other liabilities	3.6	3.5
Total liabilities	480.8	484.9

Commitments and contingencies (Note 10)

EQUITY
Common unitholders – (Public 2021 – 47,837,828 issued and outstanding; 2020 – 47,821,790 units issued and outstanding) (BP Holdco 2021 – 56,956,712 issued and outstanding; 2020 – 4,581,177 units issued and outstanding)	124.8	800.5
Subordinated unitholders – (BP Holdco 2021 – 0 issued and outstanding; 2020 – 52,375,535 units issued and outstanding)	—	(680.2)
General partner	1.2	1.2
Total partners' capital	126.0	121.5
Non-controlling interests	131.9	132.5
Total equity	257.9	254.0
Total liabilities and equity	$738.7	$738.9

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in millions of dollars, unless otherwise indicated)
Revenue
Third parties	$0.8	$1.0
Related parties	28.8	29.7
Total revenue	29.6	30.7
Costs and expenses
Operating expenses – third parties	3.5	3.7
Operating expenses – related parties	1.2	1.5
Maintenance expenses – third parties	0.8	0.2
Maintenance expenses – related parties	—	0.1
General and administrative – third parties	0.6	0.9
General and administrative – related parties	4.0	3.9
Depreciation	0.7	0.7
Property and other taxes	0.2	0.1
Total costs and expenses	11.0	11.1
Operating income	18.6	19.6
Income from equity method investments	30.3	31.3
Interest expense, net	1.1	3.4
Net income	47.8	47.5
Less: Net income attributable to non-controlling interests	5.8	5.8
Net income attributable to the Partnership	$42.0	$41.7

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.39	$0.39
Subordinated units	$0.18	$0.39

Weighted average number of limited partner units outstanding – basic and diluted (in millions):
Common units – public	47.8	47.8
Common units – BP Holdco	32.6	4.6
Subordinated units – BP Holdco	52.4	52.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Three Month Period Ended March 31, 2021
	Partners' Capital
(in millions of dollars)	Common Unitholders	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2020	$800.5	$(680.2)	$1.2	$132.5	$254.0
Net income	31.3	9.5	1.2	5.8	47.8
Distributions to unitholders ($0.3475 per unit) and general partner	(18.2)	(18.2)	(1.2)	—	(37.6)
Conversion of subordinated units	(688.9)	688.9	—	—	—
Unit-based compensation	0.1	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	(6.4)	(6.4)
Balance at March 31, 2021	$124.8	$—	$1.2	$131.9	$257.9

	Three Month Period Ended March 31, 2020
	Partners' Capital
(in millions of dollars)	Common Unitholders	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2019	$791.3	$(689.2)	$1.2	$136.9	$240.2
Net income	20.3	20.2	1.2	5.8	47.5
Distributions to unitholders ($0.3475 per unit) and general partner	(18.2)	(18.2)	(1.2)	—	(37.6)
Unit-based compensation	0.1	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	(6.7)	(6.7)
Balance at March 31, 2020	$793.5	$(687.2)	$1.2	$136.0	$243.5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in millions of dollars)
Cash flows from operating activities
Net income	$47.8	$47.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	0.7	0.7
Non-cash expenses	0.1	0.1
Income from equity method investments	(30.3)	(31.3)
Distributions of earnings received from equity method investments	28.3	31.4
Changes in operating assets and liabilities
Accounts receivable	0.7	1.1
Prepaid expenses and other current assets	2.5	2.3
Accounts payable	(1.2)	0.3
Deferred revenues and credits – related parties	(0.9)	0.6
Other	0.3	(3.8)
Net cash provided by operating activities	48.0	48.9
Cash flows from investing activities
Capital expenditures	(3.4)	(0.7)
Distributions in excess of earnings from equity method investments	1.9	2.8
Net cash (used in) provided by investing activities	(1.5)	2.1
Cash flows from financing activities
Proceeds from issuance of debt – related parties	—	468.0
Repayment of debt – related parties	—	(468.0)
Distributions to unitholders and general partner	(37.6)	(37.6)
Distributions to non-controlling interests	(6.4)	(6.7)
Net cash used in financing activities	(44.0)	(44.3)
Net change in cash and cash equivalents	2.5	6.7
Cash and cash equivalents at beginning of the period	126.9	98.8
Cash and cash equivalents at end of the period	$129.4	$105.5
Supplemental cash flow information
Cash paid for interest	1.2	7.5
Non-cash investing transactions
Accrued capital expenditures	2.0	0.2

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

As of March 31, 2021, the Partnership's assets consisted of the following:

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Partnership's 2020 10-K").

Partnership financial position, results of operations and cash flows consist of consolidated BP Midstream Partners LP activities and balances. All intercompany accounts and transactions within the financial statements have been eliminated for all periods presented.

Subordinated Unit Conversion

On February 11, 2021, we paid a cash distribution of $0.3475 per limited partner unit to unitholders of record on January 28, 2021, for the three months ended December 31, 2020. Following payment of the distribution, the board of directors of our General Partner confirmed and approved that the financial tests required for conversion of our subordinated units had been met under the terms of the partnership agreement. As a result, on February 12, 2021, all of the Partnership's subordinated units were converted into common units on a one-for-one basis and the subordination period was terminated. Refer to Note 8 - Net Income Per Limited Partner Unit for additional information.

As a result of the completion of this conversion event, common units are now presented on a combined basis in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Changes in Equity as of and for the period ended March 31, 2021. Prior periods have been reclassified in the comparative periods to conform to current period presentation in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Changes in Equity.

Summary of Significant Accounting Policies

There have been no significant changes to accounting policies as disclosed in Note 2 - Summary of Significant Accounting Policies in the Partnership's 2020 10-K.

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

We did not recognize deficiency revenue under the throughput and deficiency agreements with BP Products for the three months ended March 31, 2021 and 2020.

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

We recognized revenue of $2.6 million and $1.5 million in the three months ended March 31, 2021 and 2020, respectively, related to the FLA arrangements with our Parent.

Disaggregation of Revenue

The following table provides information about disaggregated revenue:

	Three Months Ended March 31,
	2021	2020
Transportation services revenue – third parties	$0.8	$1.0
Transportation services revenue – related parties	28.8	29.7
Total revenue	$29.6	$30.7

Future Performance Obligations

The values in the table below represent the fixed portion of the MVC arrangements with our existing customer contracts, summarized as future performance obligations as of March 31, 2021. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

As of March 31, 2021
Remainder of 2021	$80.2
2022	102.0
2023	98.3
Total	$280.5

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

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities:

	March 31, 2021	December 31, 2020
Receivables from contracts with customers – third parties	$0.3	$0.2
Receivables from contracts with customers – related parties	10.1	11.0
Deferred revenue and credits – related parties	0.9	1.8

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
3. Equity Method Investments

We account for ownership interests in Mars, the Mardi Gras Joint Ventures, Ursa, and KM Phoenix using the equity method for financial reporting purposes. Financial results include the Partnership's proportionate share of Mars, the Mardi Gras Joint Ventures, Ursa and KM Phoenix, which is reflected in Income from equity method investments on the condensed consolidated statements of operations. We did not record any impairment loss on equity method investments during the three months ended March 31, 2021 and 2020.

The table below summarizes the balances and activities related for each equity method investment ("EMI") recorded as of and for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(11.0)	$11.8	$54.9	28.5%	$(13.0)	$12.5	$56.4
Caesar	56.0%	(3.9)	3.8	116.4	56.0%	(4.9)	4.5	117.0
Cleopatra	53.0%	(1.6)	1.1	113.8	53.0%	(2.9)	2.0	116.7
Proteus	65.0%	(4.7)	4.0	67.7	65.0%	(5.5)	4.1	73.9
Endymion	65.0%	(8.0)	7.5	78.8	65.0%	(5.9)	6.0	81.1
Others(1)	Various	(1.0)	2.1	88.4	Various	(2.0)	2.2	86.4
Total Equity Investments		$(30.2)	$30.3	$520.0		$(34.2)	$31.3	$531.5

(1) Includes ownership in Ursa (22.7%) and KM Phoenix (25%).

The following table presents aggregated selected income statement data for equity method investments on a 100% basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Statement of operations
Revenue	$134.0	$144.6
Operating expenses	57.4	64.3
Net income	76.6	80.5

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Land	$0.2	$0.2
Rights-of-way assets	1.4	1.4
Buildings and improvements	6.9	6.9
Pipelines and equipment	95.3	95.3
Other	0.8	0.8
Construction in progress	8.1	7.1
Property, plant and equipment	112.7	111.7
Less: Accumulated depreciation	(44.5)	(43.8)
Property, plant and equipment, net	$68.2	$67.9

There were no impairments on property, plant and equipment for the three months ended March 31, 2021 and 2020.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
5. Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Accrued capital expenditures	$2.0	$4.1
Accrued interest payable – related parties	0.8	0.9
Current portion of environmental remediation obligation	0.5	0.4
Current portion of lease liabilities	0.1	0.1
Accrued liabilities	2.4	2.3
Other current liabilities	$5.8	$7.8

6. Debt

On February 24, 2020, we entered into a $468 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under the existing credit facility ("credit facility"). Refer to Note 9 - Debt in the Partnership's 2020 10-K for additional information. The term loan has a final repayment date of February 24, 2025, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement whereby the lender added a provision that indebtedness under both the term loan and the credit facility shall not exceed $600 million. All other terms of the credit facility remain the same.

As of March 31, 2021, the Partnership was in compliance with the covenants contained in the term loan facility and the credit facility. There were $468 million of outstanding borrowings under the term loan at March 31, 2021 and December 31, 2020. Interest charges and fees were $1.1 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively.

Indebtedness under the term loan bears interest at the 3-month LIBOR plus 0.73%. For the three months ended March 31, 2021 and 2020, the weighted average interest rates for our long-term debt was 0.95% and 2.88%, respectively.

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
Related Party Revenue

We provide crude oil, refined products and diluent transportation services to related parties and generate revenue through published tariffs. We have commercial arrangements with BP Products that include MVCs. Refer to Note 10 - Related Party Transactions in the Partnership's 2020 10-K for additional information regarding these agreements.

Revenue from related parties was $28.8 million and $29.7 million for the three months ended March 31, 2021 and 2020, respectively.

We recognized no deficiency revenue under the throughput and deficiency agreements with BP Products for the three months ended March 31, 2021 and 2020, respectively. The Partnership recorded $0.9 million and $1.8 million in Deferred revenue and credits on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively.

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

We paid our Parent an annual fee of $14.0 million in 2020 in the form of monthly installments under the omnibus agreement for general and administrative services provided by our Parent and its affiliates. The annual fee was adjusted to $15.5 million per year, payable in equal monthly installments, beginning on January 1, 2021. We also reimburse our Parent for personnel and other costs related to the direct operation, management and maintenance of the assets and services and certain direct or allocated costs and expenses incurred by our Parent or its affiliates on our behalf pursuant to the terms in the omnibus agreement.

For the three months ended March 31, 2021 and 2020, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

	Three Months Ended March 31,
	2021	2020
Operating expenses—related parties	$1.2	$1.5
Maintenance expenses—related parties	—	0.1
General and administrative—related parties	4.0	3.9
Total costs and expenses—related parties	$5.2	$5.5

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

Share-based compensation related to the employees of our Parent who provide services to us is charged to the Partnership pursuant to the terms of the omnibus agreement. The Partnership also issued its own unit-based compensation under a long-term incentive plan. Refer to Note 11 - Unit-Based Compensation.

Non-controlling Interests

Non-controlling interests consist of the 35% ownership interest in Mardi Gras held by our Parent at March 31, 2021 and 2020. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on the condensed

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
consolidated balance sheets and Net income attributable to non-controlling interests on the condensed consolidated statements of operations.

8. Net Income Per Limited Partner Unit

The following table details the distributions declared and/or paid for the periods presented:

Three Months Ended	Date Paid or to be Paid	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit (in dollars)
December 31, 2019	February 13, 2020	1.2	18.2	18.2	37.6	0.3475
March 31, 2020	May 14, 2020	1.2	18.2	18.2	37.6	0.3475
December 31, 2020	February 11, 2021	1.2	18.2	18.2	37.6	0.3475
March 31, 2021	May 13, 2021	1.2	36.4	—	37.6	0.3475

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

Following the payment of the distribution on February 11, 2021, the financial tests required for the conversion of our subordinated units were satisfied under the terms of our partnership agreement. As a result, on February 12, 2021, all of the Partnership's subordinated units were converted into common units on a one-for-one basis and the subordination period was terminated. Following the conversion, we continue to use the two-class method when calculating the net income per unit applicable to limited partners. The remaining classes of participating securities are common units and incentive distribution rights.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the General Partner and limited partners for that reporting period. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net income attributable to the Partnership	$42.0	$41.7
Less:
Incentive distribution rights currently held by the General Partner	1.2	1.2
Limited partners' distribution declared on common units	36.4	18.2
Limited partners' distribution declared on subordinated units	—	18.2
Net income attributable to the Partnership in excess of distributions	$4.4	$4.1

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	Three Months Ended March 31, 2021
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$1.2	$36.4	$—	$37.6
Net income attributable to the Partnership in excess of distributions	—	(5.1)	9.5	4.4
Net income attributable to the Partnership	$1.2	$31.3	$9.5	$42.0
Weighted average units outstanding:
Basic and Diluted(1)		80.4	52.4
Net income per limited partner unit (in dollars):
Basic and Diluted(1)		$0.39	$0.18
(1)The 52.4 million weighted average subordinated units outstanding and $0.18 net income per limited partner unit have been calculated only for the period prior to conversion. All of the subordinated units were converted into common units on February 12, 2021.

On April 15, 2021, the Partnership declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on April 29, 2021, for the three months ended March 31, 2021. All of the subordinated units were converted into common units on February 12, 2021. As a result, on the date of record, there were no subordinated units outstanding, and therefore, no portion of the cash distribution has been allocated to the limited partners' subordinated units. However, pursuant to the requirements of the two-class method, and as stated above, the net income per unit amount applicable to the subordinated units has been calculated for the period of time the units were outstanding prior to their conversion.

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

Distributions declared to BP Holdco for the three months ended March 31, 2021 totaled $21.0 million, including $1.2 million for IDRs distributed to our Parent in respect of its ownership of our common units and IDRs. Distributions declared to BP Holdco for the three months ended March 31, 2020 totaled $21.0 million, including $1.2 million for IDRs distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

9. Fair Value Measurements

The carrying amounts of accounts receivable, other current assets, accounts payable, and other current liabilities approximate their fair values due to their short-term nature.

The carrying value of borrowings under the term loan as of March 31, 2021 and December 31, 2020 approximate fair value as the interest rates are reflective of market rates.

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

We accrued $3.6 million and $3.4 million for environmental liabilities at March 31, 2021 and December 31, 2020, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	March 31, 2021	December 31, 2020
Current portion of environmental remediation obligations	Other current liabilities	$0.5	$0.4
Long-term portion of environmental remediation obligations	Other liabilities	3.1	3.0
Total		$3.6	$3.4

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets $3.6 million and $3.4 million at March 31, 2021 and December 31, 2020, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	March 31, 2021	December 31, 2020
Current portion of indemnification assets	Other current assets	$0.5	$0.4
Non-current portion of indemnification assets	Other assets	3.1	3.0
Total		$3.6	$3.4

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and determined that an impairment was required. We have incurred $0.1 million for response expense during each of the three months ended March 31, 2021 and 2020. Our assets are insured with a deductible of $1.0 million per incident. Total costs associated with the incident were offset with an insurance receivable of $2.5 million under "Other current assets" on our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. In the event that insurance proceeds exceed the receivable balance, such amounts would be recognized as a gain. Refer to Note 13 - Commitments and Contingencies in the Partnership's 2020 10-K for additional information.

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

Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the three months ended March 31, 2021:

	Phantom Units
	Number of Units (in units)	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2020	16,038	$14.03
Granted	18,534	12.00
Vested	(16,038)	14.03
Outstanding at March 31, 2021	18,534	$12.00

For the three months ended March 31, 2021 and 2020, total compensation expense recognized for phantom unit awards were approximately $55 thousand and $63 thousand, respectively. The unrecognized compensation cost related to phantom unit awards was approximately $201 thousand at March 31, 2021, which is expected to be recognized over a weighted average period of 0.9 years.

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

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at March 31, 2021 and December 31, 2020. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

The financial position of Mardi Gras at March 31, 2021 and December 31, 2020, its financial performance for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020, as reflected in the condensed consolidated financial statements, are as follows:

	March 31, 2021	December 31, 2020
Balance sheet
Equity method investments	$376.7	$378.5
Non-controlling interests	131.9	132.5

	Three Months Ended March 31,
	2021	2020
Statement of operations
Income from equity method investments	$16.4	$16.6
Less: Net income attributable to non-controlling interests	5.8	5.8
Net impact on Net income attributable to the Partnership	$10.6	$10.8

	Three Months Ended March 31,
	2021	2020
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$16.5	$16.4
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	1.7	2.8
Cash flows from financing activities
Distributions to non-controlling interests	(6.4)	(6.7)
Net change on the Partnership's cash and cash equivalents	$11.8	$12.5

13. Subsequent Events

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the item noted below, that require recognition or disclosure in the condensed consolidated financial statements.

Distribution

On April 15, 2021, we declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on April 29, 2021, for the three months ended March 31, 2021. The distribution, combined with distributions to our General Partner, will be paid on May 13, 2021, and will total $37.6 million, with $16.6 million distributed to our non-affiliated common unitholders, and $21.0 million, including $1.2 million for IDRs distributed to our Parent in respect of its ownership of our common units and IDRs.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Quarterly Report”) includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact included in this Quarterly Report, regarding the Partnership's strategy, future growth, future operations, future actions, the continued effects of the global coronavirus disease (“COVID-19”) pandemic on demand, the effects of the continued volatility of commodity prices and the related macroeconomic and political environment, volumes, capital requirements, conditions or events, future operating results or the ability to generate sales, our potential exposure to market risks, statements relating to the expected amount of cash available for distribution and level of distributions, financial position, estimated revenues and losses, projected cost, prospects, plans and objectives of management, are forward-looking statements.

When used in this Quarterly Report, you can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should,” “would” or other similar expressions that convey the uncertainty of future events or outcomes, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020, under Part II, Item 1A of our Quarterly Reports and other cautionary statements contained in this filing.

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
•Uncertainty regarding the easing of restrictions on various commercial and economic activities by applicable authorities, as well as the potential reinstatement of such restrictions, in response to the spread of COVID-19.
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
•Our ability to successfully integrate any newly acquired assets and realize the anticipated benefits of such acquisitions.
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

Many of the foregoing risks and uncertainties may continue to be exacerbated by the COVID-19 pandemic and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

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

The following management discussion and analysis of financial conditions and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Partnership's 2020 10-K"). All amounts are in millions of dollars, unless otherwise indicated.

Partnership Overview

We are a fee-based, growth-oriented master limited partnership formed by BP Pipelines, an indirect wholly owned subsidiary of BP, to own, operate, develop and acquire pipelines and other midstream assets. For additional information regarding the assets and interests owned by the Partnership, refer to Note 1 - Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements.

Business Environment, Market Conditions and Outlook

The impact to the energy industry from the decline in demand for petroleum and petroleum-based products resulting from the response to the global outbreak of COVID-19 have been unprecedented. Management continues to monitor the challenging macro environment. For risks associated with these and other factors, refer to “Risk Factors” in the Partnership's 2020 10-K.

Management continues to work closely with BP Pipelines, as operator of our assets under the Omnibus Agreement, to ensure appropriate practices are adopted for continued functioning of our assets as well as mitigation strategies for any office or worksite where COVID-19 may be detected.

COVID-19

In the third quarter of 2020, the relaxation of containment measures led to a resurgence of COVID-19 cases. This resurgence continued into the fourth quarter and resulted in the reinstatement of containment measures and restrictions, which has lowered demand for petroleum and petroleum-based products.

In the first quarter of 2021, vaccine rollouts ramped up nationwide. This has led to the energy market seeing demand recovery driven by increases in road and air transportation. The vaccination effort has continued into the second quarter and we believe this will result in a further reduction of containment measures and restrictions thereby increasing demand recovery to a new normal, particularly as the summer season approaches.

In addition to the increase in vaccinations, certain regions across the United States have lifted, and continue to lift, certain restrictions previously imposed to contain the spread of COVID-19. While overall demand has improved from fourth quarter lows, moderate improvements in market conditions and energy demand have occurred during the first quarter of 2021. Uncertainties related to COVID-19 continue to affect the oil and gas industry, including the risk of new virus strains and renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines.

Potential Impacts to Demand and Our Operations

In the first quarter of 2021, we experienced a slight reduction in volumes on our onshore pipelines compared to the fourth quarter of 2020 as a result of apportionment on the Enbridge mainline impacting BP2 and COVID-19 related demand impacts on River Rouge, partially offset by increased seasonal demand for diluent on Diamondback.

BP Products previously executed new MVC agreements for a three-year term which continue to provide downside protection to the Partnership, however the minimum volume thresholds were reduced from 2020 levels for BP2 and Diamondback. As a result, we could experience a negative financial impact if volumes shipped on our pipelines remain below such minimum commitments due to reduced consumer demand. Refer to Part I, Item 1 and 2, Business and Properties — Our Commercial Agreements with BP — Minimum Volume Commitment Agreements in the Partnership's 2020 10-K for additional information.

Demand remained steady on our offshore pipelines in the first quarter of 2021. For our offshore joint ventures, we expect demand to be resilient, as offshore projects are larger capital projects planned over many years and less impacted by temporary changes in capital investment. To limit the impact of COVID-19, BP and our other customers, as well as third-party operators of our pipelines, have implemented various protocols for both onshore and offshore personnel; however, these protocols may not prove to be successful. There is risk of decreased volumes with respect to our offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. Additionally, we expect the shippers on our offshore pipelines to continue to find buyers for their production; however, they may not be successful.

We continue to monitor our liquidity position. As of March 31, 2021, our liquidity was $261.4 million, consisting of $129.4 million of cash and cash equivalents and $132.0 million available under our existing credit facility with BP. Our only outstanding indebtedness is $468.0 million borrowed under our term loan with an affiliate of BP, and there are no principal payments due until 2025. We are in compliance with the covenants contained in both our revolving credit facility and term loan, both of which include the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. For additional information, refer to “Capital Resources and Liquidity” and Note 6 - Debt for additional information.

As noted above, BP Pipelines and the third-party operators of our assets have taken steps and continue to actively work to mitigate the evolving challenges and continuing impact of the COVID-19 pandemic on our operations, financial condition, cash flows and liquidity. However, there is no certainty that the measures we take will be ultimately sufficient.

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

Throughput

We have historically generated substantially all of our revenue under long-term agreements or FERC-regulated generally applicable tariffs by charging fees for the transportation of products through our pipelines. The amount of revenue we generate under these agreements depends in part on the volumes of crude oil, natural gas, refined products and diluent on our pipelines. Refer to Part I, Item 1 and 2, Business and Properties — Our Commercial Agreements with BP — Minimum Volume Commitment Agreements in the Partnership's 2020 10-K for additional information.

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

Total Maintenance Spend – Wholly Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding total maintenance requirements. Total Maintenance Spend for the three months ended March 31, 2021 and 2020, respectively, is shown in the table below:

	Three Months Ended March 31,
	2021	2020
	(in millions of dollars)
Wholly Owned Assets
Maintenance expenses	$0.8	$0.3
Maintenance capital expenditures	0.8	0.7
Maintenance capital recovery(1)	(0.1)	(0.6)
Total Maintenance Spend – Wholly Owned Assets	$1.5	$0.4

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

Adjusted EBITDA and cash available for distribution have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA or cash available for distribution in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and cash available for distribution may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and cash available for distribution may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. Refer to “Reconciliation of Non-GAAP Measures” section below for the reconciliation of net income and cash provided by operating activities to Adjusted EBITDA and cash available for distribution.

Factors Affecting Our Business

Partnership business can be negatively affected by sustained downturns or slow growth in the economy in general and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our customers’ operations. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions on the mobility of consumers and the related impact on crude oil prices and the U.S. and global economy and capital markets is uncertain. We did experience some reduction in volumes on River Rouge in the first quarter of 2021. As of the date of this Quarterly Report, all of our assets remain operational.

Customers

BP is our primary customer. Total revenue from BP represented 97.3% and 96.7% of our revenues for the three months ended March 31, 2021 and 2020, respectively. BP’s volumes represented approximately 94.7% and 93.5% of the aggregate total volumes transported on the Wholly Owned Assets for the three months ended March 31, 2021 and 2020, respectively.

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

Regulation

Interstate common carrier pipelines are subject to regulation by various federal, state and local agencies including the FERC, the Environmental Protection Agency and the Department of Transportation. On June 18, 2020, FERC issued a Notice of Inquiry requesting comments on a proposed oil pipeline index using the PPI-FG plus 0.09% as the index level, and requested comments on whether and how the index should reflect changes to FERC’s policies regarding income tax costs and return on equity. On December 17, 2020, in Docket No. RM20-14-000, FERC issued an order establishing a new index level of PPI-FG plus 0.78% for the five-year period commencing July 1, 2021. However, requests for rehearing of the December 2020 order establishing this indexing amount were filed with FERC, and those requests remain pending, with rehearing granted for purposes of extending the time FERC has to review these requests. FERC’s final application of its indexing rate methodology for the next five-year term of index rates may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index. For more information on federal, state and local regulations affecting our business, refer to Part I, Item 1 and 2. Business and Properties in the Partnership's 2020 10-K.

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

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and determined that an impairment was required. We have incurred $0.1 million for response expense during each of the three months ended March 31, 2021 and 2020. Our assets are insured with a deductible of $1.0 million per incident. Total costs associated with the incident were offset with an insurance receivable of $2.5 million under "Other current assets" on our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. In the event that insurance proceeds exceed the receivable balance, such amounts would be recognized as a gain. Refer to Part II, Item 8, Note 13 - Commitments and Contingencies in the Partnership's 2020 10-K for additional information.

Results of Operations

The following tables and discussion contain a summary of condensed consolidated results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in millions of dollars)
Revenue	$29.6	$30.7
Costs and expenses
Operating expenses	4.7	5.2
Maintenance expenses	0.8	0.3
General and administrative	4.6	4.8
Depreciation	0.7	0.7
Property and other taxes	0.2	0.1
Total costs and expenses	11.0	11.1
Operating income	18.6	19.6
Income from equity method investments	30.3	31.3
Interest expense, net	1.1	3.4
Net income	47.8	47.5
Less: Net income attributable to non-controlling interests	5.8	5.8
Net income attributable to the Partnership	$42.0	$41.7

Adjusted EBITDA*	$49.5	$54.5
Less: Adjusted EBITDA attributable to non-controlling interests	6.4	6.7
Adjusted EBITDA attributable to the Partnership	$43.1	$47.8
* See Reconciliation of Non-GAAP Measures below.

	Three Months Ended March 31,
Pipeline throughput (thousands of barrels per day)(1)	2021	2020
Onshore
BP2	295	286
Diamondback	65	82
River Rouge	61	73
Total Wholly Owned Assets	421	441

Offshore
Mars	498	537

Caesar	157	185
Cleopatra(2)	16	21
Proteus	259	225
Endymion	259	225
Mardi Gras Joint Ventures	691	656

Ursa	77	95

Average revenue per barrel ($ per barrel)(3)
Total Wholly Owned Assets	$0.78	$0.76
Mars	1.33	1.39
Mardi Gras Joint Ventures	0.56	0.60
Ursa	0.85	0.87

(1)Pipeline throughput is defined as the volume of delivered barrels.
(2)Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(3)Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Total revenue from wholly owned assets decreased by approximately $1.1 million or 3.6% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to the following factors:

•Decrease of $2.2 million in tariff revenue driven by a decrease of $1.3 million on Diamondback, a $1.5 million decrease on River Rouge, partially offset by an increase of $0.6 million on BP2.
•Throughput volume decreased by 2.2 million barrels driven by a 1.6 million decrease on Diamondback, a 1.1 million decrease on River Rouge, partially offset by a 0.5 million increase on BP2.
•Increase of $1.1 million or 73.3% in FLA revenue from BP2 driven by an increase in throughput volume and an increase in FLA prices realized.

Total costs and expenses was flat in the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Income from equity method investments decreased by $1.0 million or 3.2% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to lower throughput on Mars and Caesar, slightly offset by higher production from Appomattox, which transports volume through Proteus and Endymion.

Interest expense decreased by $2.3 million or 67.6% in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to lower interest rates tied to LIBOR.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$47.8	$47.5
Add:
Depreciation	0.7	0.7
Interest expense, net	1.1	3.4
Cash distributions received from equity method investments	30.2	34.2
Less:
Income from equity method investments	30.3	31.3
Adjusted EBITDA	49.5	54.5
Less:
Adjusted EBITDA attributable to non-controlling interests	6.4	6.7
Adjusted EBITDA attributable to the Partnership	43.1	47.8
Add:
Net adjustments from volume deficiency agreements	0.2	0.1
Maintenance capital recovery(1)	0.1	0.6
Less:
Net interest paid/(received)	1.1	7.2
Maintenance capital expenditures	0.8	0.7
Cash reserves(2)	0.3	(3.5)
Cash available for distribution attributable to the Partnership	$41.2	$44.1

(1)Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2)Reflects cash reserved due to timing of interest payment(s).

	Three Months Ended March 31,
	2021	2020
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$48.0	$48.9
Add:
Interest expense, net	1.1	3.4
Distribution in excess of earnings from equity method investments	1.9	2.8
Less:
Changes in other assets and liabilities	1.4	0.5
Non-cash adjustments	0.1	0.1
Adjusted EBITDA	49.5	54.5
Less:
Adjusted EBITDA attributable to non-controlling interests	6.4	6.7
Adjusted EBITDA attributable to the Partnership	43.1	47.8
Add:
Net adjustments from volume deficiency agreements	0.2	0.1
Maintenance capital recovery(1)	0.1	0.6
Less:
Net interest paid/(received)	1.1	7.2
Maintenance capital expenditures	0.8	0.7
Cash reserves(2)	0.3	(3.5)
Cash available for distribution attributable to the Partnership	$41.2	$44.1

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

Based upon current expectations for the fiscal year 2021, we believe that our cash on hand, cash flow from operations and borrowings available under our credit facility will be sufficient to fund our operations for 2021. As of March 31, 2021, our liquidity was $261.4 million, consisting of $129.4 million of cash and cash equivalents and $132.0 million available under our existing credit facility with BP. Our only outstanding indebtedness is $468.0 million borrowed under our term loan with an affiliate of BP, and there are no principal payments due until 2025.

Additionally, there is risk of decreased volumes with respect to the offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. In the longer term, if there was a decrease in demand and such decrease persisted throughout 2021 or longer, we may not be able to continue to generate similar levels of operating cash flow and our liquidity and capital resources may not be sufficient to make our current levels of cash distributions to unitholders or even meet our minimum quarterly distribution. We continue to actively work to mitigate the evolving challenges and growing impact of COVID-19 on our operations, financial condition, cash flows and liquidity. However, there is no certainty that the measures we take will be ultimately sufficient.

Cash Distributions

The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or

$110.0 million per year in the aggregate, based on the number of common units outstanding as of March 31, 2021. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of expenses, including payments to our general partner and its affiliates.

Subordinated Unit Conversion

On April 15, 2021, the Partnership declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on April 29, 2021, for the three months ended March 31, 2021. All of the subordinated units were converted into common units on February 12, 2021. As a result, on the date of record, there were no subordinated units outstanding, and therefore, no portion of the cash distribution has been allocated to the limited partners' subordinated units. Refer to Note 8 - Net Income Per Limited Partner Unit for additional information.

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

In the fourth quarter of 2018, we borrowed $468.0 million from the credit facility. This amount was outstanding at December 31, 2019, and repaid on March 13, 2020 using funds from the Term Loan Facility Agreement.

Term Loan Facility Agreement

On February 24, 2020, the Partnership entered into a $468.0 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under the existing credit facility. The term loan has a final repayment date of February 24, 2025, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600.0 million. All other terms of the credit facility remain the same. As of March 31, 2021, the Partnership was in compliance with the covenants contained in the credit facility and term loan.

Cash Flows from Operations

Operating Activities. We generated $48.0 million and $48.9 million in cash flow from operating activities in the three months ended March 31, 2021 and 2020, respectively. The $0.9 million decrease was primarily from a $1.8 million net decrease from operations principally due to a decrease in revenue and distributions of earnings received from equity method investments offset by a $0.9 million increase from changes in working capital.

Investing Activities. Cash flow used by investing activities was $1.5 million and cash flows generated by investing activities was $2.1 million in the three months ended March 31, 2021 and 2020, respectively. The $3.6 million decrease was primarily due to a $2.7 million increase in capital expenditures and $0.9 million decrease in distributions in excess of earnings from equity method investments.

Financing Activities. Cash flow used in financing activities was $44.0 million and $44.3 million in the three months ended March 31, 2021 and 2020, respectively. The $0.3 million decrease was due to distributions to non-controlling interest.

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

A summary of capital expenditures associated with ongoing projects related to the Wholly Owned Assets, for the three months ended March 31, 2021 and 2020, is shown in the table below:

	Three Months Ended March 31,
	2021	2020
	(in millions of dollars)
Cash spent on expansion capital expenditures	$2.6	$—
Cash spent on maintenance capital expenditures	0.8	0.7
Decrease in accrued capital expenditures	(2.1)	—
Decrease in capital expenditures reimbursable to our Parent	(0.3)	—
Total capital expenditures incurred	$1.0	$0.7

Capital expenditures reported on the condensed consolidated statement of cash flows for the three months ended March 31, 2021 were $3.4 million. We incurred $2.6 million expansion capital expenditures for an onshore capacity increase project and $0.8 maintenance capital expenditures primarily associated with flow computer upgrades and the Griffith Station Electrical and Controls project.

Capital expenditures for the three months ended March 31, 2020 were $0.7 million, primarily associated with the Griffith Station Electrical and Controls project.

Contractual Obligations

There were no material changes to contractual obligations as disclosed in the Partnership's 2020 10-K.

Off-Balance Sheet Arrangements

The Partnership has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Critical Accounting Policies and Estimates

There have been no material changes to critical accounting policies as disclosed in the Partnership's 2020 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2021, does not differ materially from that discussed under Item 7A of the Partnership's 2020 10-K.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership's management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Partnership's principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Partnership's system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As disclosed in Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, the Partnership is a party to ongoing legal proceedings in the ordinary course of business, and the disclosure set forth in that footnote relating to certain legal proceedings is incorporated herein by reference.

Item 1A. RISK FACTORS

The Partnership is subject to various risks and uncertainties in the course of business. Security holders and potential investors in the Partnership's securities should carefully consider the risk factors set forth under “Risk Factors” in the Partnership's 2020 10-K. As of the date of this Quarterly Report, there have been no material changes in our risk factors from those described in the Partnership’s 2020 10-K.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP.	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC.	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC.	S-1	3.4	9/11/2017	333-220407
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32*	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101	The following financial information from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.					X
104	The cover page from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL.					X

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

Date: May 6, 2021	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Jack T. Collins
Jack T. Collins
Chief Financial Officer and Director