Form 10-Q
period 2021-06-30
BP Midstream Partners LP
filed 2021-08-05
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 4, 2021, the registrant had 104,794,540 common units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$137.3	$126.9
Accounts receivable – third parties	—	0.2
Accounts receivable – related parties	10.0	11.0
Prepaid expenses	2.4	6.6
Other current assets	2.9	2.9
Total current assets	152.6	147.6
Equity method investments (Note 3)	515.7	519.9
Property, plant and equipment, net (Note 4)	74.8	67.9
Other assets	3.5	3.5
Total assets	$746.6	$738.9

LIABILITIES
Current liabilities
Accounts payable – third parties	$2.7	$1.9
Accounts payable – related parties	2.0	1.9
Deferred revenues and credits – related parties	2.3	1.8
Other current liabilities (Note 5)	8.2	7.8
Total current liabilities	15.2	13.4
Long-term debt – related parties (Note 6)	468.0	468.0
Other liabilities	3.5	3.5
Total liabilities	486.7	484.9

Commitments and contingencies (Note 10)

EQUITY
Common unitholders – Public (2021 – 47,837,828 issued and outstanding; 2020 – 47,821,790 units issued and outstanding); BP Holdco (2021 – 56,956,712 issued and outstanding; 2020 – 4,581,177 units issued and outstanding)	127.7	800.5
Subordinated unitholders – BP Holdco (2021 – 0 issued and outstanding; 2020 – 52,375,535 units issued and outstanding)	—	(680.2)
General partner	1.2	1.2
Total partners' capital	128.9	121.5
Non-controlling interests	131.0	132.5
Total equity	259.9	254.0
Total liabilities and equity	$746.6	$738.9

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions of dollars, unless otherwise indicated)
Revenue
Third parties	$0.8	$0.8	$1.6	$1.8
Related parties	28.5	30.7	57.3	60.4
Total revenue	29.3	31.5	58.9	62.2
Costs and expenses
Operating expenses – third parties	3.8	3.1	7.3	6.8
Operating expenses – related parties	1.4	1.3	2.6	2.8
Maintenance expenses – third parties	0.3	1.4	1.1	1.6
Maintenance expenses – related parties	0.1	0.1	0.1	0.2
General and administrative – third parties	0.6	0.7	1.2	1.6
General and administrative – related parties	3.9	3.6	7.9	7.5
Depreciation	0.6	0.6	1.3	1.3
Property and other taxes	0.2	0.2	0.4	0.3
Total costs and expenses	10.9	11.0	21.9	22.1
Operating income	18.4	20.5	37.0	40.1
Income from equity method investments	28.6	26.8	58.9	58.1
Interest expense, net	1.1	1.9	2.2	5.3
Net income	45.9	45.4	93.7	92.9
Less: Net income attributable to non-controlling interests	5.4	4.8	11.2	10.6
Net income attributable to the Partnership	$40.5	$40.6	$82.5	$82.3

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.37	$0.38	$0.76	$0.77
Subordinated units	$—	$0.38	$0.18	$0.77

Weighted average number of limited partner units outstanding – basic and diluted (in millions):
Common units – public	47.8	47.8	47.8	47.8
Common units – BP Holdco	57.0	4.6	44.8	4.6
Subordinated units – BP Holdco	—	52.4	52.4	52.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Six Month Period Ended June 30, 2021
	Partners' Capital
(in millions of dollars)	Common Unitholders	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2020	$800.5	$(680.2)	$1.2	$132.5	$254.0
Net income	31.3	9.5	1.2	5.8	47.8
Distributions to unitholders ($0.3475 per unit) and general partner	(18.2)	(18.2)	(1.2)	—	(37.6)
Conversion of subordinated units	(688.9)	688.9	—	—	—
Unit-based compensation	0.1	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	(6.4)	(6.4)
Balance at March 31, 2021	124.8	—	1.2	131.9	257.9
Net income	39.3	—	1.2	5.4	45.9
Distributions to unitholders ($0.3475 per unit) and general partner	(36.4)	—	(1.2)	—	(37.6)
Distributions to non-controlling interests	—	—	—	(6.3)	(6.3)
Balance at June 30, 2021	$127.7	$—	$1.2	$131.0	$259.9

	Six Month Period Ended June 30, 2020
	Partners' Capital
(in millions of dollars)	Common Unitholders	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2019	$791.3	$(689.2)	$1.2	$136.9	$240.2
Net income	20.3	20.2	1.2	5.8	47.5
Distributions to unitholders ($0.3475 per unit) and general partner	(18.2)	(18.2)	(1.2)	—	(37.6)
Unit-based compensation	0.1	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	(6.7)	(6.7)
Balance at March 31, 2020	793.5	(687.2)	1.2	136.0	243.5
Net income	19.7	19.7	1.2	4.8	45.4
Distributions to unitholders ($0.3475 per unit) and general partner	(18.2)	(18.2)	(1.2)	—	(37.6)
Distributions to non-controlling interests	—	—	—	(5.5)	(5.5)
Balance at June 30, 2020	$795.0	$(685.7)	$1.2	$135.3	$245.8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(in millions of dollars)
Cash flows from operating activities
Net income	$93.7	$92.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1.3	1.3
Non-cash expenses	0.1	0.1
Income from equity method investments	(58.9)	(58.1)
Distributions of earnings received from equity method investments	58.8	60.7
Changes in operating assets and liabilities
Accounts receivable	1.1	1.0
Prepaid expenses and other current assets	4.3	3.1
Accounts payable	1.0	(0.1)
Deferred revenues and credits – related parties	0.5	0.1
Other	(0.4)	(1.5)
Net cash provided by operating activities	101.5	99.5
Cash flows from investing activities
Capital expenditures	(7.5)	(1.3)
Distributions in excess of earnings from equity method investments	4.3	5.3
Net cash (used in) provided by investing activities	(3.2)	4.0
Cash flows from financing activities
Proceeds from issuance of debt – related parties	—	468.0
Repayment of debt – related parties	—	(468.0)
Distributions to unitholders and general partner	(75.2)	(75.2)
Distributions to non-controlling interests	(12.7)	(12.2)
Net cash used in financing activities	(87.9)	(87.4)
Net change in cash and cash equivalents	10.4	16.1
Cash and cash equivalents at beginning of the period	126.9	98.8
Cash and cash equivalents at end of the period	$137.3	$114.9
Supplemental cash flow information
Cash paid for interest	2.3	8.3
Non-cash investing transactions
Accrued capital expenditures	5.1	0.5

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

As of June 30, 2021, the Partnership's assets consisted of the following:

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Partnership's 2020 10-K").

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

As a result of the completion of this conversion event, common units are presented on a combined basis in the condensed consolidated balance sheets and the condensed consolidated statements of changes in equity as of and for the period ended June 30, 2021. Prior periods have been reclassified in the comparative periods to conform to current period presentation in the condensed consolidated balance sheets and the condensed consolidated statements of changes in equity.

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

Billings to BP Products North America Inc. ("BP Products") for deficiency volumes under its MVCs, if any, are recorded as deferred revenues and credits, a contract liability, on the condensed consolidated balance sheets, as BP Products has the right to make up the deficiency volumes within the measurement period specified by the agreements. Deferred revenue under these arrangements is recognized into revenue once it is deemed remote that the customer will meet its required annual MVC. If the

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
customer does satisfy its MVC by shipping the deficiency volumes within the same calendar year, it may receive a refund of excess payments.

We did not recognize deficiency revenue under the throughput and deficiency agreements with BP Products for the three and six months ended June 30, 2021. We recognized $6.0 million of deficiency revenue under the throughput and deficiency agreements with BP Products for the three and six months ended June 30, 2020.

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

We recognized revenue of $3.0 million and $5.6 million in the three and six months ended June 30, 2021, respectively, related to the FLA arrangements with our Parent. In the three and six months ended June 30, 2020, we recognized revenue of $0.8 million and $2.3 million, respectively, related to FLA arrangements with our Parent.

Disaggregation of Revenue

The following table provides information about disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transportation services revenue – third parties	$0.8	$0.8	$1.6	$1.8
Transportation services revenue – related parties	28.5	30.7	57.3	60.4
Total revenue	$29.3	$31.5	$58.9	$62.2

Future Performance Obligations

The values in the table below represent the fixed portion of the MVC arrangements with our existing customer contracts, summarized as future performance obligations as of June 30, 2021. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

As of June 30, 2021
Remainder of 2021	$55.2
2022	102.0
2023	98.2
Total	$255.4

As of June 30, 2021 we have executed a Capital Recovery Fee Agreement with BP Products and commenced construction of an onshore capacity increase project. The agreement calls for fees of $6.0 million per year (payable in equal monthly installments) over a four-year period, beginning when the increased capacity becomes available for use.

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
The following table provides information about receivables from contracts with customers, contract assets and contract liabilities:

	June 30, 2021	December 31, 2020
Receivables from contracts with customers – third parties	$—	$0.2
Receivables from contracts with customers – related parties	10.0	11.0
Deferred revenues and credits – related parties	2.3	1.8

3. Equity Method Investments

We account for ownership interests in Mars, the Mardi Gras Joint Ventures, Ursa, and KM Phoenix using the equity method for financial reporting purposes. Financial results include the Partnership's proportionate share of Mars, the Mardi Gras Joint Ventures, Ursa and KM Phoenix, which is reflected in Income from equity method investments on the condensed consolidated statements of operations. We did not record any impairment loss on equity method investments during the three and six months ended June 30, 2021 and 2020.

The table below summarizes the balances and activities related for each equity method investment ("EMI") recorded as of and for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(12.1)	$10.3	$53.1	28.5%	$(13.7)	$11.6	$54.3
Caesar	56.0%	(5.3)	4.2	115.3	56.0%	(3.4)	3.7	117.3
Cleopatra	53.0%	(2.6)	1.9	113.1	53.0%	(2.4)	1.2	115.5
Proteus	65.0%	(3.4)	3.1	67.4	65.0%	(5.2)	3.6	72.3
Endymion	65.0%	(6.6)	6.4	78.6	65.0%	(4.8)	5.2	81.5
Others(1)	Various	(2.9)	2.7	88.2	Various	(2.3)	1.5	85.6
Total Equity Investments		$(32.9)	$28.6	$515.7		$(31.8)	$26.8	$526.5

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(23.1)	$22.1	$53.1	28.5%	$(26.7)	$24.1	$54.3
Caesar	56.0%	(9.2)	8.0	115.3	56.0%	(8.3)	8.2	117.3
Cleopatra	53.0%	(4.2)	3.0	113.1	53.0%	(5.3)	3.2	115.5
Proteus	65.0%	(8.1)	7.1	67.4	65.0%	(10.7)	7.7	72.3
Endymion	65.0%	(14.6)	13.9	78.6	65.0%	(10.7)	11.2	81.5
Others(1)	Various	(3.9)	4.8	88.2	Various	(4.3)	3.7	85.6
Total Equity Investments		$(63.1)	$58.9	$515.7		$(66.0)	$58.1	$526.5

(1) Includes ownership in Ursa (22.7%) and KM Phoenix (25%).

The following table presents aggregated selected income statement data for equity method investments on a 100% basis for the three and six months ended June 30, 2021 and 2020:

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	Three Months Ended June 30,
	2021	2020
Statement of operations
Revenue	$128.7	$127.0
Operating expenses	56.2	57.1
Net income	72.6	70.0

	Six Months Ended June 30,
	2021	2020
Statement of operations
Revenue	$262.7	$271.6
Operating expenses	113.6	121.4
Net income	149.2	150.5

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Land	$0.2	$0.2
Rights-of-way assets	1.4	1.4
Buildings and improvements	6.9	6.9
Pipelines and equipment	95.5	95.3
Other	0.9	0.8
Construction in progress	15.0	7.1
Property, plant and equipment	119.9	111.7
Less: Accumulated depreciation	(45.1)	(43.8)
Property, plant and equipment, net	$74.8	$67.9

There were no impairments on property, plant and equipment for the three and six months ended June 30, 2021 and 2020.

5. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accrued capital expenditures	$5.1	$4.1
Accrued interest payable – related parties	0.8	0.9
Current portion of environmental remediation obligation	0.5	0.4
Current portion of lease liabilities	0.1	0.1
Accrued liabilities	1.7	2.3
Other current liabilities	$8.2	$7.8

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

As of June 30, 2021, the Partnership was in compliance with the covenants contained in the term loan facility and the credit facility. There were $468 million of outstanding borrowings under the term loan at June 30, 2021 and December 31, 2020. Interest charges and fees were $1.1 million and $2.2 million for the three and six months ended June 30, 2021, respectively. Interest charges and fees were $2.0 million and $5.6 million for the three and six months ended June 30, 2020, respectively.

Indebtedness under the term loan bears interest at the 3-month LIBOR plus 0.73%. For the three and six months ended June 30, 2021, the weighted average interest rates for our long-term debt were 0.92% and 0.93%, respectively. For the three and six months ended June 30, 2020, the weighted average interest rates for our long-term debt were 1.69% and 2.28%, respectively.

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

Revenue from related parties was $28.5 million and $57.3 million for the three and six months ended June 30, 2021, respectively, and $30.7 million and $60.4 million for the three and six months ended June 30, 2020, respectively.

We recognized no deficiency revenue under the throughput and deficiency agreements with BP Products for the three and six months ended June 30, 2021. We recognized $6.0 million deficiency revenue for the three and six months ended June 30, 2020. The Partnership recorded $2.3 million and $1.8 million in Deferred revenues and credits on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively.

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

For the three and six months ended June 30, 2021 and 2020, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses—related parties	$1.4	$1.3	$2.6	$2.8
Maintenance expenses—related parties	0.1	0.1	0.1	0.2
General and administrative—related parties	3.9	3.6	7.9	7.5
Total costs and expenses—related parties	$5.4	$5.0	$10.6	$10.5

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

Non-controlling Interests

Non-controlling interests consist of the 35% ownership interest in Mardi Gras held by our Parent at June 30, 2021 and 2020. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on the condensed consolidated balance sheets and Net income attributable to non-controlling interests on the condensed consolidated statements of operations.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
8. Net Income Per Limited Partner Unit

The following table details the distributions declared and/or paid for the periods presented:

Three Months Ended	Date Paid or to be Paid	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit (in dollars)
December 31, 2019	February 13, 2020	$1.2	$18.2	$18.2	$37.6	$0.3475
March 31, 2020	May 14, 2020	1.2	18.2	18.2	37.6	0.3475
June 30, 2020	August 13, 2020	1.2	18.2	18.2	37.6	0.3475
December 31, 2020	February 11, 2021	1.2	18.2	18.2	37.6	0.3475
March 31, 2021	May 13, 2021	1.2	36.4	—	37.6	0.3475
June 30, 2021	August 12, 2021	1.2	36.4	—	37.6	0.3475

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

Following the payment of the distribution on February 11, 2021, the financial tests required for the conversion of our subordinated units were satisfied under the terms of our partnership agreement. As a result, on February 12, 2021, all of the Partnership's subordinated units were converted into common units on a one-for-one basis and the subordination period was terminated. Following the conversion, we continue to use the two-class method when calculating the net income per unit applicable to limited partners. The remaining classes of participating securities are common units and IDRs.

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the General Partner and limited partners for that reporting period. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to the Partnership	$40.5	$40.6	$82.5	$82.3
Less:
Incentive distribution rights currently held by the General Partner	1.2	1.2	2.4	2.4
Limited partners' distribution declared on common units	36.4	18.2	72.8	36.4
Limited partners' distribution declared on subordinated units	—	18.2	—	36.4
Net income attributable to the Partnership in excess of distributions	$2.9	$3.0	$7.3	$7.1

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	Three Months Ended June 30, 2021
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$1.2	$36.4	$—	$37.6
Net income attributable to the Partnership in excess of distributions	—	2.9	—	2.9
Net income attributable to the Partnership	$1.2	$39.3	$—	$40.5
Weighted average units outstanding:
Basic and Diluted		104.8	—
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.37	$—

	Six Months Ended June 30, 2021
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$2.4	$72.8	$—	$75.2
Net income attributable to the Partnership in excess of distributions	—	(2.2)	9.5	7.3
Net income attributable to the Partnership	$2.4	$70.6	$9.5	$82.5
Weighted average units outstanding:
Basic and Diluted(1)		92.6	52.4
Net income per limited partner unit (in dollars):
Basic and Diluted(1)		$0.76	$0.18
(1)The 52.4 million weighted average subordinated units outstanding and $0.18 net income per limited partner unit have been calculated only for the period prior to conversion. All of the subordinated units were converted into common units on February 12, 2021.

On April 15, 2021, the Partnership declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on April 29, 2021, for the three months ended March 31, 2021. All of the subordinated units were converted into common units on February 12, 2021. As a result, on the date of record, there were no subordinated units outstanding, and therefore, no portion of the cash distribution was allocated to the limited partners' subordinated units. However, pursuant to the requirements of the two-class method, and as stated above, the net income per unit amount applicable to the subordinated units has been calculated for the period of time the units were outstanding prior to their conversion.

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

Distributions declared to BP Holdco for the three and six months ended June 30, 2021 totaled $21.0 million and $42.0 million, respectively; including $1.2 million and $2.4 million, respectively, for IDRs distributed to our Parent in respect of its ownership of our common units and IDRs.

Distributions declared to BP Holdco for the three and six months ended June 30, 2020 totaled $21.0 million and $42.0 million, respectively; including $1.2 million and $2.4 million, respectively, for IDRs distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

9. Fair Value Measurements

The carrying amounts of accounts receivable, other current assets, accounts payable, and other current liabilities approximate their fair values due to their short-term nature.

The carrying value of borrowings under the term loan as of June 30, 2021 and December 31, 2020 approximate fair value as the interest rates are reflective of market rates.

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

We accrued $3.5 million and $3.4 million for environmental liabilities at June 30, 2021 and December 31, 2020, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	June 30, 2021	December 31, 2020
Current portion of environmental remediation obligations	Other current liabilities	$0.5	$0.4
Long-term portion of environmental remediation obligations	Other liabilities	3.0	3.0
Total		$3.5	$3.4

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets $3.5 million and $3.4 million at June 30, 2021 and December 31, 2020, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	June 30, 2021	December 31, 2020
Current portion of indemnification assets	Other current assets	$0.5	$0.4
Non-current portion of indemnification assets	Other assets	3.0	3.0
Total		$3.5	$3.4

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and determined that an impairment was required. We have incurred $0.1 million and $0.2 million for response expense during the three and six months ended June 30, 2021 and 2020, respectively. Reimbursable costs associated with the incident are offset with an insurance receivable, of which $2.5 million is outstanding under "Other current assets" on our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. In the event that insurance proceeds exceed the receivable balance, such amounts would be recognized as a gain. Refer to Note 13 - Commitments and Contingencies in the Partnership's 2020 10-K for additional information.

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the six months ended June 30, 2021:

	Phantom Units
	Number of Units (in units)	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2020	16,038	$14.03
Granted	18,534	12.00
Vested	(16,038)	14.03
Outstanding at June 30, 2021	18,534	$12.00

For the three and six months ended June 30, 2021, total compensation expense recognized for phantom unit awards were approximately $56 thousand and $111 thousand, respectively. For the three and six months ended June 30, 2020, total compensation expense recognized for phantom unit awards was approximately $56 thousand and $119 thousand, respectively. The unrecognized compensation cost related to phantom unit awards was approximately $146 thousand at June 30, 2021, which is expected to be recognized over a weighted average period of 0.7 years.

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

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at June 30, 2021 and December 31, 2020. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

The financial position of Mardi Gras at June 30, 2021 and December 31, 2020, its financial performance for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020, as reflected in the condensed consolidated financial statements, are as follows:

	June 30, 2021	December 31, 2020
Balance sheet
Equity method investments	$374.4	$378.5
Non-controlling interests	131.0	132.5

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statement of operations
Income from equity method investments	$15.6	$13.7	$32.0	$30.3
Less: Net income attributable to non-controlling interests	5.4	4.8	11.2	10.6
Net impact on Net income attributable to the Partnership	$10.2	$8.9	$20.8	$19.7

	Six Months Ended June 30,
	2021	2020
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$31.9	$29.8
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	4.2	5.2
Cash flows from financing activities
Distributions to non-controlling interests	(12.7)	(12.2)
Net change on the Partnership's cash and cash equivalents	$23.4	$22.8

13. Subsequent Events

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the items noted below, that require recognition or disclosure in the condensed consolidated financial statements.

Distribution

On July 15, 2021, we declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on July 29, 2021, for the three months ended June 30, 2021. The distribution, combined with distributions to our General Partner, will be paid on August 12, 2021, and will total $37.6 million, with $16.6 million distributed to our non-affiliated common unitholders, and $21.0 million, including $1.2 million for IDRs distributed to our Parent in respect of its ownership of our common units and IDRs.

Take Private Proposal

On August 4, 2021, the board of directors of our General Partner received a non-binding preliminary proposal letter from BP Pipelines, through its wholly-owned subsidiary BP Midstream Partners Holdings LLC, to acquire all of our outstanding common units not already owned by BP Pipelines or its affiliates at a to be determined fixed exchange ratio at a value of $13.01 per each issued and outstanding publicly held common unit of the Partnership payable in newly-issued American Depositary Receipts ("ADRs") of BP p.l.c. (the "Proposal"). The exchange ratio will be determined based on a 30-day volume weighted average closing price of ADRs of BP p.l.c. as of the day immediately preceding the signing of a merger agreement. The board of directors will appoint a conflicts committee to review, evaluate and negotiate the Proposal.

The proposed transaction is subject to a number of contingencies, including the approval of the conflicts committee of the board of directors, and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that definitive documentation will be executed or that any transaction will materialize on the terms described above or at all.

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

We base forward-looking statements on our current expectations and assumptions about future events and currently available information as to the outcome and timing of future events. We caution you that these statements are not guarantees of future performance as they involved assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements.

Forward-looking statements may include statements about:
•A decline in global crude oil demand and crude oil prices for an uncertain period of time and the potential resulting significant reduction of domestic crude oil and natural gas production and significant declines in the actual or expected volumes transported through our pipelines and/or the reduction of commercial opportunities that might otherwise be available to us.
•Uncertainty regarding the easing of restrictions on various commercial, social and economic activities by applicable authorities, as well as the potential reinstatement of such restrictions, in response to the spread of COVID-19.
•Uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the midstream services we provide and the commercial opportunities available to us.
•The impact of current or future actions or expectations of governments, investors, financial markets, or other stakeholders regarding our environmental, social and governance ("ESG") profile or of any actions we may take or goals we may establish regarding such profile and our related business strategy.
•The possibility of cybersecurity breaches and other disruptions or failures of our information systems.
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
•Our ability to successfully integrate any future assets acquisitions and realize the anticipated benefits of such acquisitions.

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

Business Environment, Market Conditions and Outlook

The impacts to the energy industry from the decline in demand for petroleum and petroleum-based products resulting from the response to the global outbreak of COVID-19 have been unprecedented. Management continues to monitor the uneven macro environment. For risks associated with these and other factors, refer to “Item 1A. Risk Factors” in this Quarterly Report.

Management continues to work closely with BP Pipelines, as operator of our assets under the Omnibus Agreement, to ensure appropriate practices are adopted for continued functioning of our assets as well as mitigation strategies for any office or worksite where COVID-19 may be detected.

COVID-19

The highly contagious Delta variant of COVID-19, first detected in the U.S. in March 2021, spread globally during the second quarter of 2021. Uncertainties related to COVID-19 continue to affect the oil and gas industry, including the possibility of renewed restrictions on various commercial, social, and economic activities, thereby impacting the demand for crude oil, natural gas, refined products.

Potential Impacts to Demand and Our Operations

In the second quarter of 2021, we experienced a reduction in volumes on our onshore pipelines compared to the first quarter of 2021. On BP2, this was a result of apportionment on the Enbridge mainline and refinery feedstock optimization. With respect to Diamondback, we experienced lower throughput as demand for diluent returned to normal seasonal levels. We did not experience any significant impacts on River Rouge.

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

Demand declined on our offshore pipelines in the second quarter of 2021 due to a slower ramp up in production from offshore major projects and new wells and higher maintenance activity by offshore producers. For our offshore joint ventures, we expect demand to be resilient, as offshore projects are larger capital projects planned over many years and less impacted by temporary changes in capital investment. To limit the impact of COVID-19, BP and our other customers, as well as third-party operators of our pipelines, have implemented various protocols for both onshore and offshore personnel; however, these protocols may not prove to be successful. There is risk of decreased volumes with respect to our offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. Additionally, we expect the shippers on our offshore pipelines to continue to find buyers for their production; however, they may not be successful.

We continue to monitor our liquidity position. As of June 30, 2021, our liquidity was $269.3 million, consisting of $137.3 million of cash and cash equivalents and $132.0 million available under our existing credit facility with BP. Our only outstanding indebtedness is $468.0 million borrowed under our term loan with an affiliate of BP, and there are no principal payments due until 2025. We are in compliance with the covenants contained in both our revolving credit facility and term loan, both of which include the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. For additional information, refer to “Capital Resources and Liquidity” and Note 6 - Debt for additional information.

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

Total Maintenance Spend - Wholly Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding total maintenance requirements. Total Maintenance Spend for the six months ended June 30, 2021 and 2020, respectively, is shown in the table below:

	Six Months Ended June 30,
	2021	2020
	(in millions of dollars)
Wholly Owned Assets
Maintenance expenses	$1.2	$1.8
Maintenance capital expenditures	1.8	1.2
Maintenance capital recovery(1)	(1.1)	(0.6)
Total Maintenance Spend – Wholly Owned Assets	$1.9	$2.4
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

Factors Affecting Our Business

Partnership business can be negatively affected by sustained downturns or slow growth in the economy in general and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our customers’ operations. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions on the mobility of consumers and the related impact on demand and the U.S. and global economy and capital markets is uncertain. As of the date of this Quarterly Report, all of our assets remain operational.

Customers

BP is our primary customer. Total revenue from BP represented 97.3% of our revenues for the three and six months ended June 30, 2021. Total revenue from BP represented 97.5% and 97.1% of our revenues for the three and six months ended June 30, 2020, respectively. BP’s volumes represented approximately 94.6% of the aggregate total volumes transported on the Wholly Owned Assets for the three and six months ended June 30, 2021. BP’s volumes represented approximately 94.2% and 93.8% of the aggregate total volumes transported on the Wholly Owned Assets for the three and six months ended June 30, 2020, respectively.

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

Regulation

Interstate common carrier pipelines are subject to regulation by various federal, state and local agencies including the FERC, the Environmental Protection Agency and the Department of Transportation. On December 17, 2020, in Docket No. RM20-14-000, FERC issued an order establishing a new index level of PPI-FG plus 0.78% for the five-year period commencing July 1, 2021. However, requests for rehearing of the December 2020 order establishing this indexing amount were filed with FERC, and those requests remain pending, with rehearing granted for purposes of extending the time FERC has to review these requests. FERC issued a notice on May 14, 2021, providing the final change in the PPI-FG that determines the oil pricing index factor to be applied for the index year starting July 1, 2021. The oil pricing index factor, calculated as the percent change in the annual average PPI-FG plus an index level of 0.78%, resulted in a negative percent change for the index year July 1, 2021, through June 30, 2022. A negative percent change means that the ceiling level for certain of an oil pipelines’ rates may decrease and, if the actual transportation rate would be above such ceiling level, the rate also must decrease to be equal to or less than the applicable ceiling. Accordingly, the Partnership and Mars Oil Pipeline Company, LLC filed to reduce their rates, effective July 1, 2021. FERC’s final application of its indexing rate methodology for the next five-year term of index rates may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index.

On May 27, 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced Security Directive Pipeline-2021-01 that requires us, as a critical pipeline owner, to report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and to designate a Cybersecurity Coordinator. It also requires BP Pipelines and the third-party operators of our assets to review current practices as well as to identify any gaps and related remediation measures to address cyber-related risks and report the results to TSA and CISA within 30 days. We designated a Cybersecurity Coordinator, developed a plan to comply with mandatory reporting timeframes and completed the vulnerability assessment required under this directive on June 25, 2021. On July 20, 2021, the TSA issued a second Security Directive. We are continuing to evaluate the impacts of this second directive to our pipeline business and are committed to complying in a timely fashion.

Refer to Part I, Item 1 and 2, Business and Properties in the Partnership's 2020 10-K for additional information on federal, state and local regulations affecting our business.

Acquisition Opportunities

The Partnership plans to pursue acquisitions of complementary assets from BP as well as third parties subject to market conditions (including potential effects of COVID-19) and our ability to obtain attractive financing. We may also pursue acquisitions jointly with BP Pipelines. BP Pipelines has granted us a right of first offer with respect to its retained ownership interest in Mardi Gras and all of its interests in midstream pipeline systems and assets related thereto in the contiguous United States and offshore Gulf of Mexico that were owned by BP Pipelines when we were established. Neither BP nor any of its affiliates are under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will focus our acquisition strategy on transportation and midstream assets within the crude oil, natural gas and refined products sectors. We believe that we are well positioned to acquire midstream assets from BP, and particularly BP Pipelines, as well as third parties, should such opportunities arise. Identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

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

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and determined that an impairment was required. We have incurred $0.1 million and $0.2 million for response expense during the three and six months ended June 30, 2021 and 2020, respectively. Reimbursable costs associated with the incident are offset with an insurance receivable, of which $2.5 million is outstanding under "Other current assets" on our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. In the event that insurance proceeds exceed the receivable balance, such amounts would be recognized as a gain. Refer to Part II, Item 8, Note 13 - Commitments and Contingencies in the Partnership's 2020 10-K for additional information.

Results of Operations

The following tables and discussion contain a summary of condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions of dollars)
Revenue	$29.3	$31.5	$58.9	$62.2
Costs and expenses
Operating expenses	5.2	4.4	9.9	9.6
Maintenance expenses	0.4	1.5	1.2	1.8
General and administrative	4.5	4.3	9.1	9.1
Depreciation	0.6	0.6	1.3	1.3
Property and other taxes	0.2	0.2	0.4	0.3
Total costs and expenses	10.9	11.0	21.9	22.1
Operating income	18.4	20.5	37.0	40.1
Income from equity method investments	28.6	26.8	58.9	58.1
Interest expense, net	1.1	1.9	2.2	5.3
Net income	45.9	45.4	93.7	92.9
Less: Net income attributable to non-controlling interests	5.4	4.8	11.2	10.6
Net income attributable to the Partnership	$40.5	$40.6	$82.5	$82.3

Adjusted EBITDA*	$51.9	$52.9	$101.4	$104.7
Less: Adjusted EBITDA attributable to non-controlling interests	6.3	5.5	12.7	12.2
Adjusted EBITDA attributable to the Partnership	$45.6	$47.4	$88.7	$92.5
* See Reconciliation of Non-GAAP Measures below.

	Three Months Ended June 30,		Six Months Ended June 30,
Pipeline throughput (thousands of barrels per day)(1)	2021	2020	2021	2020
Onshore
BP2	282	260	288	273
Diamondback	45	61	55	71
River Rouge	64	59	63	66
Total Wholly Owned Assets	391	380	406	410

Offshore
Mars	484	501	491	519

Caesar	171	159	163	172
Cleopatra(2)	20	17	18	19
Proteus	220	209	240	217
Endymion	220	209	240	217
Mardi Gras Joint Ventures	631	594	661	625

Ursa	68	87	72	91

Average revenue per barrel ($ per barrel)(3)
Total Wholly Owned Assets	$0.82	$0.74	$0.80	$0.75
Mars	1.29	1.36	1.31	1.38
Mardi Gras Joint Ventures	0.59	0.62	0.57	0.61
Ursa	1.03	0.92	0.93	0.89

(1)Pipeline throughput is defined as the volume of delivered barrels.
(2)Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(3)Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Total revenue from wholly owned assets decreased by approximately $2.2 million or 7.0% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to the following factors:
•Decrease of $6.0 million from the recognition of deficiency revenue in the prior period.
•Increase of $2.2 million in FLA revenue from BP2 driven by an increase in throughput volume and an increase in FLA prices realized.
•Increase of $1.6 million in tariff revenue driven by an increase of $1.5 million on BP2, a $0.8 million increase on River Rouge, partially offset by a decrease of $0.7 million on Diamondback.
•Throughput volume increased by 1.1 million barrels driven by a 2.0 million increase on BP2, a 0.5 million increase on River Rouge, partially offset by a 1.4 million decrease on Diamondback.

Operating expenses increased by $0.8 million or 18.2% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily attributable to $0.6 million increase in insurance expense and $0.2 million increase in rights-of-way expense.

Maintenance expenses decreased by $1.1 million or 73.3% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 due to onshore pipeline repairs completed in 2020.

Income from equity method investments increased by $1.8 million or 6.7% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to higher Mardi Gras Joint Ventures volumes partially offset by lower throughput on Mars.

Interest expense decreased by $0.8 million or 42.1% in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to lower interest rates tied to LIBOR.

Net income attributable to non-controlling interests increased by $0.6 million or 12.5% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 due to the increase in earnings from the Mardi Gras investments in the period.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Total revenue from wholly owned assets decreased by approximately $3.3 million or 5.3% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to the following factors:

•Decrease of $6.0 million from the recognition of deficiency revenue in the prior period.
•Decrease of $0.6 million in tariff revenue driven by a decrease of $2.0 million on Diamondback, a $0.7 million decrease on River Rouge, partially offset by an increase of $2.1 million on BP2.
•Increase of $3.3 million in FLA revenue from BP2 driven by an increase in throughput volume and an increase in FLA prices realized.
•Throughput volume decreased by 1.2 million barrels driven by a 3.1 million decrease on Diamondback, a 0.6 million decrease on River Rouge, partially offset by a 2.5 million increase on BP2.

Operating expenses increased by $0.3 million or 3.1% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily attributable to $1.0 million increase in insurance expense offset by lower variable expenses driven by lower volumes.

Maintenance expenses decreased by $0.6 million or 33.3% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 due to onshore pipeline repairs completed in 2020.

Income from equity method investments increased by $0.8 million or 1.4% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a decrease in operating costs partially offset by lower revenue.

Interest expense, net decreased by $3.1 million or 58.5% in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to lower interest rates tied to LIBOR.

Net income attributable to non-controlling interests increased by $0.6 million or 5.7% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 due to the increase in earnings from the Mardi Gras investments in the period.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$45.9	$45.4	$93.7	$92.9
Add:
Depreciation	0.6	0.6	1.3	1.3
Interest expense, net	1.1	1.9	2.2	5.3
Cash distributions received from equity method investments	32.9	31.8	63.1	66.0
Less:
Income from equity method investments	28.6	26.8	58.9	58.1
Adjusted EBITDA	51.9	52.9	101.4	107.4
Less:
Adjusted EBITDA attributable to non-controlling interests	6.3	5.5	12.7	12.2
Adjusted EBITDA attributable to the Partnership	45.6	47.4	88.7	95.2
Add:
Net adjustments from volume deficiency agreements	0.6	(1.7)	0.8	(1.6)
Maintenance capital recovery(1)	1.0	—	1.1	0.6
Less:
Net interest paid/(received)	1.1	0.8	2.2	8.0
Maintenance capital expenditures	1.0	0.5	1.8	1.2
Cash reserves(2)	(0.3)	1.2	—	(2.3)
Cash available for distribution attributable to the Partnership	$45.4	$43.2	$86.6	$87.3
(1)Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2)Reflects cash reserved due to timing of interest payment(s).

	Six Months Ended June 30,
	2021	2020
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$101.5	$99.5
Add:
Interest expense, net	2.2	5.3
Distribution in excess of earnings from equity method investments	4.3	5.3
Less:
Changes in other assets and liabilities	6.5	2.6
Non-cash adjustments	0.1	0.1
Adjusted EBITDA	101.4	107.4
Less:
Adjusted EBITDA attributable to non-controlling interests	12.7	12.2
Adjusted EBITDA attributable to the Partnership	88.7	95.2
Add:
Net adjustments from volume deficiency agreements	0.8	(1.6)
Maintenance capital recovery(1)	1.1	0.6
Less:
Net interest paid/(received)	2.2	8.0
Maintenance capital expenditures	1.8	1.2
Cash reserves(2)	—	(2.3)
Cash available for distribution attributable to the Partnership	$86.6	$87.3
(1)Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2)Reflects cash reserved due to timing of interest payment(s).

Capital Resources and Liquidity

Currently, we expect our primary ongoing sources of liquidity to be cash generated from operations (including distributions from our equity method investments), and, as needed, borrowings under our existing credit facility. The entities in which we own an interest may also incur debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

Based upon current expectations for the fiscal year 2021, we believe that our cash on hand, cash flow from operations and borrowings available under our credit facility will be sufficient to fund our operations for 2021. As of June 30, 2021, our liquidity was $269.3 million, consisting of $137.3 million of cash and cash equivalents and $132.0 million available under our existing credit facility with BP. Our only outstanding indebtedness is $468.0 million borrowed under our term loan with an affiliate of BP, and there are no principal payments due until 2025.

Additionally, there is risk of decreased volumes with respect to the offshore operations if operators take actions to reduce operations in response to demand declines or increasingly limited storage availability or are unable to control COVID-19 infections on platforms and are required to shut-in. In the longer term, if there was a decrease in demand and such decrease persisted throughout 2021 or longer, we may not be able to continue to generate similar levels of operating cash flow and our liquidity and capital resources may not be sufficient to make our current levels of cash distributions to unitholders or even meet our minimum quarterly distribution. We continue to actively work to mitigate the continuing challenges and impact of COVID-19 on our operations, financial condition, cash flows and liquidity. However, there is no certainty that the measures we take will be ultimately sufficient.

Cash Distributions

The board of directors of our General Partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or $110.0 million per year in the aggregate, based on the number of common units outstanding as of June 30, 2021. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of expenses, including payments to our General Partner and its affiliates.

Subordinated Unit Conversion

On April 15, 2021, the Partnership declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on April 29, 2021, for the three months ended March 31, 2021. All of the subordinated units were converted into common units on February 12, 2021. As a result, on the date of record, there were no subordinated units outstanding, and therefore, no portion of the cash distribution was allocated to the limited partners' subordinated units. Refer to Note 8 - Net Income Per Limited Partner Unit for additional information.

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

Term Loan Facility Agreement

On February 24, 2020, the Partnership entered into a $468.0 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under the existing credit facility. The term loan has a final repayment date of February 24, 2025, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600.0 million. All other terms of the credit facility remain the same. As of June 30, 2021, the Partnership was in compliance with the covenants contained in the credit facility and term loan.

Cash Flows from Operations

Operating Activities. We generated $101.5 million and $99.5 million in cash flow from operating activities in the six months ended June 30, 2021 and 2020, respectively. The $2.0 million increase in cash flows from operating activities resulted from a $3.9 million increase from changes in working capital offset by a $1.9 million net decrease from operations principally due to a decrease in revenue and distributions of earnings received from equity method investments, partially offset by a decrease in interest expense.

Investing Activities. Cash flow used by investing activities was $3.2 million and cash flows generated by investing activities was $4.0 million in the six months ended June 30, 2021 and 2020, respectively. The $7.2 million decrease was primarily due to a $6.2 million increase in capital expenditures and $1.0 million decrease in distributions in excess of earnings from equity method investments.

Financing Activities. Cash flow used in financing activities was $87.9 million and $87.4 million in the six months ended June 30, 2021 and 2020, respectively. The $0.5 million increase in cash outflow was due to higher distributions to non-controlling interests.

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

A summary of capital expenditures associated with ongoing projects related to the Wholly Owned Assets, for the six months ended June 30, 2021 and 2020, is shown in the table below:

	Six Months Ended June 30,
	2021	2020
	(in millions of dollars)
Cash spent on expansion capital expenditures	$5.7	$0.1
Cash spent on maintenance capital expenditures	1.8	1.2
Increase in accrued capital expenditures	1.0	0.3
Decrease in capital expenditures reimbursable to our Parent	(0.3)	—
Total capital expenditures incurred	$8.2	$1.6

Capital expenditures reported on the condensed consolidated statement of cash flows for the six months ended June 30, 2021 were $7.5 million. We incurred $5.7 million expansion capital expenditures for an onshore capacity increase project and $1.8 million maintenance capital expenditures primarily associated with the Griffith Station Electrical and Controls project. Capital expenditures reported on the condensed consolidated statement of cash flows for the six months ended June 30, 2020 were $1.3 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and six months ended June 30, 2021, does not differ materially from that discussed under Item 7A of the Partnership's 2020 10-K.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership's management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Partnership's principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Partnership's system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As disclosed in Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, the Partnership is a party to ongoing legal proceedings in the ordinary course of business, and the disclosure set forth in that footnote relating to certain legal proceedings is incorporated herein by reference.

Item 1A. RISK FACTORS

The Partnership is subject to various risks and uncertainties in the course of business. Security holders and potential investors in the Partnership's securities should carefully consider the risk factors set forth below and set forth under “Risk Factors” in the Partnership's 2020 10-K.

Compliance with and changes in cybersecurity requirements has a cost impact on our business, and failure to comply with such laws and regulations could have an impact on our assets, costs, revenue generation and growth opportunities.

In the second quarter of 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced two new security directives. These directives require critical pipeline owners to comply with mandatory reporting measures and provide vulnerability assessments. We may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Any failure to remain in compliance with these government regulations may results in enforcement actions which may have a material adverse effect on our business and operations.

Our business could be negatively impacted by cyberattacks targeting our computer and telecommunications systems and infrastructure, or targeting those of our third-party service providers.

Our business, like other companies in the oil and gas industry, has become increasingly dependent on digital technologies, including technologies that are managed by third-party service providers on whom we rely to help us collect, host or process information. Such technologies are integrated into our business operations and used as a part of our production and distribution systems in the U.S. and abroad, including those systems used to transport production to market, to enable communications and to provide a host of other support services for our business. Use of the internet and other public networks for communications, services and storage, including “cloud” computing, exposes all users (including our business) to cybersecurity risks.

While BP and our third-party service providers commit resources to the design, implementation and monitoring of our information systems, there is no guarantee that our security measures will provide absolute security. Despite these security measures, BP may not be able to anticipate, detect, or prevent cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until launched, and because attackers are increasingly using techniques designed to circumvent controls and avoid detection. BP and our third-party service providers may therefore be vulnerable to security events that are beyond our control, and we may be the target of cyber-attacks, as well as physical attacks, which could result in information security breaches and significant disruption to our business. Such data breaches and cyberattacks could compromise our operational or other capabilities and cause significant damage to our business and our reputation.

BP information systems have experienced threats to the security of our digital infrastructure, but none of these have had a significant impact on our business, operations or reputation relating to such attacks. BP maintains a 24/7 dedicated security operations center to anticipate, detect and prevent cyberattacks; however, there is no assurance that we will not suffer such losses or breaches in the future.

As cyberattacks continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to investigate and remediate any information systems and related infrastructure security vulnerabilities. We may also be subject to regulatory investigations or litigation relating from cybersecurity issues.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP.	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC.	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC.	S-1	3.4	9/11/2017	333-220407
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32*	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101	The following financial information from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.					X
104	The cover page from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL.					X

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

Date: August 5, 2021	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Jack T. Collins
Jack T. Collins
Chief Financial Officer and Director