Form 10-Q
period 2021-09-30
BP Midstream Partners LP
filed 2021-11-09
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 8, 2021, the registrant had 104,794,540 common units outstanding.

BP MIDSTREAM PARTNERS LP

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$132.7	$126.9
Accounts receivable – third parties	—	0.2
Accounts receivable – related parties	9.6	11.0
Prepaid expenses	—	6.6
Other current assets	2.8	2.9
Total current assets	145.1	147.6
Equity method investments (Note 3)	511.5	519.9
Property, plant and equipment, net (Note 4)	78.6	67.9
Other assets	3.5	3.5
Total assets	$738.7	$738.9

LIABILITIES
Current liabilities
Accounts payable – third parties	$2.7	$1.9
Accounts payable – related parties	1.9	1.9
Deferred revenues and credits – related parties	5.6	1.8
Other current liabilities (Note 5)	7.4	7.8
Total current liabilities	17.6	13.4
Long-term debt – related parties (Note 6)	468.0	468.0
Other liabilities	3.4	3.5
Total liabilities	489.0	484.9

Commitments and contingencies (Note 10)

EQUITY
Common unitholders – Public (2021 – 47,837,828 issued and outstanding; 2020 – 47,821,790 units issued and outstanding); BP Holdco (2021 – 56,956,712 issued and outstanding; 2020 – 4,581,177 units issued and outstanding)	119.4	800.5
Subordinated unitholders – BP Holdco (2021 – 0 issued and outstanding; 2020 – 52,375,535 units issued and outstanding)	—	(680.2)
General partner	1.2	1.2
Total partners' capital	120.6	121.5
Non-controlling interests	129.1	132.5
Total equity	249.7	254.0
Total liabilities and equity	$738.7	$738.9

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions of dollars, unless otherwise indicated)
Revenue
Third parties	$0.3	$0.6	$1.9	$2.4
Related parties	26.0	33.1	83.3	93.5
Total revenue	26.3	33.7	85.2	95.9
Costs and expenses
Operating expenses – third parties	3.4	3.6	10.7	10.4
Operating expenses – related parties	1.5	1.3	4.1	4.1
Maintenance expenses – third parties	1.4	0.3	2.5	1.9
Maintenance expenses – related parties	0.1	0.1	0.2	0.3
General and administrative – third parties	1.5	0.4	2.7	2.0
General and administrative – related parties	4.0	3.5	11.9	11.0
Depreciation	0.7	0.7	2.0	2.0
Property and other taxes	0.2	0.2	0.6	0.5
Total costs and expenses	12.8	10.1	34.7	32.2
Operating income	13.5	23.6	50.5	63.7
Income from equity method investments	22.1	27.6	81.0	85.7
Interest expense, net	1.0	1.5	3.2	6.8
Net income	34.6	49.7	128.3	142.6
Less: Net income attributable to non-controlling interests	5.4	4.4	16.6	15.0
Net income attributable to the Partnership	$29.2	$45.3	$111.7	$127.6

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$0.27	$0.42	$1.02	$1.19
Subordinated units	$—	$0.42	$0.18	$1.19

Weighted average number of limited partner units outstanding – basic and diluted (in millions):
Common units – public	47.8	47.8	47.8	47.8
Common units – BP Holdco	57.0	4.6	48.9	4.6
Subordinated units – BP Holdco	—	52.4	52.4	52.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Nine Month Period Ended September 30, 2021
	Partners' Capital
(in millions of dollars)	Common Unitholders	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2020	$800.5	$(680.2)	$1.2	$132.5	$254.0
Net income	31.3	9.5	1.2	5.8	47.8
Distributions to unitholders ($0.3475 per unit) and general partner	(18.2)	(18.2)	(1.2)	—	(37.6)
Conversion of subordinated units	(688.9)	688.9	—	—	—
Unit-based compensation	0.1	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	(6.4)	(6.4)
Balance at March 31, 2021	124.8	—	1.2	131.9	257.9
Net income	39.3	—	1.2	5.4	45.9
Distributions to unitholders ($0.3475 per unit) and general partner	(36.4)	—	(1.2)	—	(37.6)
Distributions to non-controlling interests	—	—	—	(6.3)	(6.3)
Balance at June 30, 2021	127.7	—	1.2	131.0	259.9
Net income	28.0	—	1.2	5.4	34.6
Distributions to unitholders ($0.3475 per unit) and general partner	(36.4)	—	(1.2)	—	(37.6)
Unit-based compensation	0.1	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	(7.3)	(7.3)
Balance at September 30, 2021	$119.4	$—	$1.2	$129.1	$249.7

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Nine Month Period Ended September 30, 2020
	Partners' Capital
(in millions of dollars)	Common Unitholders	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2019	$791.3	$(689.2)	$1.2	$136.9	$240.2
Net income	20.3	20.2	1.2	5.8	47.5
Distributions to unitholders ($0.3475 per unit) and general partner	(18.2)	(18.2)	(1.2)	—	(37.6)
Unit-based compensation	0.1	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	(6.7)	(6.7)
Balance at March 31, 2020	793.5	(687.2)	1.2	136.0	243.5
Net income	19.7	19.7	1.2	4.8	45.4
Distributions to unitholders ($0.3475 per unit) and general partner	(18.2)	(18.2)	(1.2)	—	(37.6)
Unit-based compensation	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	(5.5)	(5.5)
Balance at June 30, 2020	795.0	(685.7)	1.2	135.3	245.8
Net income	22.0	22.1	1.2	4.4	49.7
Distributions to unitholders ($0.3475 per unit) and general partner	(18.2)	(18.2)	(1.2)	—	(37.6)
Unit-based compensation	0.1	—	—	—	0.1
Distributions to non-controlling interests	—	—	—	(5.0)	(5.0)
Balance at September 30, 2020	$798.9	$(681.8)	$1.2	$134.7	$253.0

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(in millions of dollars)
Cash flows from operating activities
Net income	$128.3	$142.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2.0	2.0
Non-cash expenses	0.2	0.2
Income from equity method investments	(81.0)	(85.7)
Distributions of earnings received from equity method investments	79.7	85.8
Changes in operating assets and liabilities
Accounts receivable	1.6	1.0
Prepaid expenses and other current assets	6.7	5.3
Accounts payable	1.0	(0.1)
Deferred revenues and credits – related parties	3.8	0.1
Other	(0.2)	(2.9)
Net cash provided by operating activities	142.1	148.3
Cash flows from investing activities
Capital expenditures	(13.2)	(2.0)
Proceeds from insurance claims	—	1.3
Distributions in excess of earnings from equity method investments	9.7	7.4
Net cash (used in) provided by investing activities	(3.5)	6.7
Cash flows from financing activities
Proceeds from issuance of debt – related parties	—	468.0
Repayment of debt – related parties	—	(468.0)
Distributions to unitholders and general partner	(112.8)	(112.8)
Distributions to non-controlling interests	(20.0)	(17.2)
Net cash used in financing activities	(132.8)	(130.0)
Net change in cash and cash equivalents	5.8	25.0
Cash and cash equivalents at beginning of the period	126.9	98.8
Cash and cash equivalents at end of the period	$132.7	$123.8
Supplemental cash flow information
Cash paid for interest	3.4	10.4
Non-cash investing transactions
Accrued capital expenditures	3.9	1.6

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

1. Business and Basis of Presentation

BP Midstream Partners LP (either individually or together with its subsidiaries, as the context requires, the “Partnership”) is a Delaware limited partnership formed on May 22, 2017 by BP Pipelines (North America) Inc. (“BP Pipelines”), an indirect wholly-owned subsidiary of BP p.l.c. (“BP”), a “foreign private issuer” within the meaning of the Securities Exchange Act of 1934, as amended.

Unless otherwise stated or the context otherwise indicates, all references to “we,” “our,” “us,” or similar expressions refer to the legal entity BP Midstream Partners LP. The term “our Parent” refers to BP Pipelines; any entity that wholly owns BP Pipelines, indirectly or directly, including BP and BP America Inc. (“BPA”), an indirect wholly-owned subsidiary of BP; and any entity that is wholly owned by the aforementioned entities, excluding BP Midstream Partners LP.

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

As of September 30, 2021, the Partnership's assets consisted of the following:

•BP Two Pipeline Company LLC, which owns the BP#2 crude oil pipeline system (“BP2”).
•BP River Rouge Pipeline Company LLC, which owns the Whiting to River Rouge refined products pipeline system (“River Rouge”).
•BP D-B Pipeline Company LLC, which owns the Diamondback diluent pipeline system (“Diamondback”). BP2, River Rouge, and Diamondback, together, are referred to as the "Wholly-Owned Assets".
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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted from these condensed consolidated financial statements. The condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, included herein, are unaudited. These financial statements include all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our condensed consolidated financial position, results of operations and cash flows. Unless otherwise specified, all such adjustments are of a normal and recurring nature. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Partnership's 2020 10-K").

Partnership financial position, results of operations and cash flows consist of consolidated BP Midstream Partners LP activities and balances. All intercompany accounts and transactions within the financial statements have been eliminated for all periods presented.

Subordinated Unit Conversion

On February 11, 2021, we paid a cash distribution of $0.3475 per limited partner unit to unitholders of record on January 28, 2021, for the three months ended December 31, 2020. Following payment of the distribution, the board of directors of BP Midstream Partners GP LLC (our "General Partner") confirmed and approved that the financial tests required for conversion of our subordinated units had been met under the terms of the partnership agreement. As a result, on February 12, 2021, all of the Partnership's subordinated units were converted into common units on a one-for-one basis and the subordination period was terminated. Refer to Note 8 - Net Income Per Limited Partner Unit for additional information.

As a result of the completion of this conversion event, common units are presented on a combined basis in the condensed consolidated balance sheets and the condensed consolidated statements of changes in equity as of and for the period ended September 30, 2021. Prior periods have been reclassified in the comparative periods to conform to current period presentation in the condensed consolidated balance sheets and the condensed consolidated statements of changes in equity.

Take Private Proposal

On August 4, 2021, the board of directors of our General Partner received a non-binding preliminary proposal letter from BP Pipelines, through its wholly-owned subsidiary BP Midstream Partners Holdings LLC, to acquire all of our issued and outstanding common units not already owned by BP Pipelines or its affiliates at a to-be-determined fixed exchange ratio, at a value of $13.01 per each issued and outstanding publicly held common unit of the Partnership payable in newly-issued American Depositary Receipts ("ADRs") of BP p.l.c. (the "Proposal"). Under the Proposal, the exchange ratio would be determined based on a 30-day volume-weighted average closing price of ADRs of BP p.l.c. as of the day immediately preceding the signing of a merger agreement. The board of directors has appointed a conflicts committee to review, evaluate and negotiate the Proposal. The conflicts committee continues to evaluate the Proposal.

The proposed transaction is subject to a number of contingencies, including the approval of the conflicts committee of the board of directors of our General Partner, and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that such definitive documentation will be executed or that any transaction will materialize on the terms described above or at all.

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

We recognized no deficiency revenue under the throughput and deficiency agreements with BP Products for the three and nine months ended September 30, 2021. We recognized $5.1 million and $11.1 million deficiency revenue for the three and nine months ended September 30, 2020, respectively.

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

We recognized revenue of $3.0 million and $8.6 million in the three and nine months ended September 30, 2021, respectively, related to the FLA arrangements with our Parent. In the three and nine months ended September 30, 2020, we recognized revenue of $1.6 million and $3.9 million, respectively, related to FLA arrangements with our Parent.

Disaggregation of Revenue

The following table provides information about disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transportation services revenue – third parties	$0.3	$0.6	$1.9	$2.4
Transportation services revenue – related parties	26.0	33.1	83.3	93.5
Total revenue	$26.3	$33.7	$85.2	$95.9

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
Future Performance Obligations

The values in the table below represent the fixed portion of the MVC arrangements with our existing customer contracts, summarized as future performance obligations as of September 30, 2021. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

As of September 30, 2021
Remainder of 2021	$31.8
2022	101.7
2023	97.9
Total	$231.4

As of September 30, 2021, we have an executed Capital Recovery Fee Agreement with BP Products and commenced construction of an onshore capacity increase project. The agreement calls for fees of $6.0 million per year (payable in equal monthly installments) over a four-year period, beginning when the increased capacity becomes available for use.

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. Contract liabilities or deferred revenues and credits primarily relate to consideration received from customers for temporary deficiency quantities under minimum volume contracts that the customer has the right to make up in a future period, which we subsequently recognize as revenue or amounts we credit back to the customer in a future period.

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities:

	September 30, 2021	December 31, 2020
Receivables from contracts with customers – third parties	$—	$0.2
Receivables from contracts with customers – related parties	9.6	11.0
Deferred revenues and credits – related parties	5.6	1.8

3. Equity Method Investments

We account for ownership interests in Mars, the Mardi Gras Joint Ventures, Ursa, and KM Phoenix using the equity method for financial reporting purposes. Financial results include the Partnership's proportionate share of Mars, the Mardi Gras Joint Ventures, Ursa and KM Phoenix, which is reflected in Income from equity method investments on the condensed consolidated statements of operations. We did not record any impairment loss on equity method investments during the three and nine months ended September 30, 2021 and 2020.

The table below summarizes the balances and activities related for each equity method investment ("EMI") recorded as of and for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(3.1)	$5.0	$55.0	28.5%	$(12.0)	$13.0	$55.3
Caesar	56.0%	(4.7)	4.5	115.1	56.0%	(3.9)	3.5	116.9
Cleopatra	53.0%	(2.7)	2.0	112.5	53.0%	(1.6)	1.2	115.1
Proteus	65.0%	(4.3)	3.2	66.3	65.0%	(3.9)	2.6	71.0
Endymion	65.0%	(9.2)	5.6	75.0	65.0%	(4.9)	5.3	81.9
Others(1)	Various	(2.3)	1.8	87.6	Various	(0.9)	2.0	86.7
Total Equity Investments		$(26.3)	$22.1	$511.5		$(27.2)	$27.6	$526.9

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value	Percentage Ownership	Distributions Received	Income from EMI	Carrying Value
Mars	28.5%	$(26.2)	$27.1	$55.0	28.5%	$(38.7)	$37.1	$55.3
Caesar	56.0%	(13.9)	12.5	115.1	56.0%	(12.2)	11.7	116.9
Cleopatra	53.0%	(6.9)	5.0	112.5	53.0%	(6.9)	4.4	115.1
Proteus	65.0%	(12.4)	10.3	66.3	65.0%	(14.6)	10.3	71.0
Endymion	65.0%	(23.8)	19.5	75.0	65.0%	(15.6)	16.5	81.9
Others(1)	Various	(6.2)	6.6	87.6	Various	(5.2)	5.7	86.7
Total Equity Investments		$(89.4)	$81.0	$511.5		$(93.2)	$85.7	$526.9

(1) Includes ownership in Ursa (22.7%) and KM Phoenix (25%).

The following table presents aggregated selected income statement data for equity method investments on a 100% basis for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Statement of operations
Revenue	$106.7	$132.7
Operating expenses	56.9	58.5
Net income	49.9	74.2

	Nine Months Ended September 30,
	2021	2020
Statement of operations
Revenue	$369.4	$404.3
Operating expenses	170.5	179.9
Net income	199.1	224.7

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Land	$0.2	$0.2
Rights-of-way assets	1.4	1.4
Buildings and improvements	6.9	6.9
Pipelines and equipment	95.5	95.3
Other	0.9	0.8
Construction in progress	19.5	7.1
Property, plant and equipment	124.4	111.7
Less: Accumulated depreciation	(45.8)	(43.8)
Property, plant and equipment, net	$78.6	$67.9

No impairments of property, plant and equipment were recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
5. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued capital expenditures	$3.9	$4.1
Accrued interest payable – related parties	0.8	0.9
Current portion of environmental remediation obligation	0.5	0.4
Current portion of lease liabilities	0.1	0.1
Accrued liabilities	2.1	2.3
Other current liabilities	$7.4	$7.8

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

As of September 30, 2021, the Partnership was in compliance with the covenants contained in the term loan facility and the credit facility. There were $468 million of outstanding borrowings under the term loan at September 30, 2021 and December 31, 2020. Interest charges and fees were $1.1 million and $3.3 million for the three and nine months ended September 30, 2021, respectively. Interest charges and fees were $1.5 million and $7.1 million for the three and nine months ended September 30, 2020, respectively.

Indebtedness under the term loan bears interest at the 3-month LIBOR plus 0.73%. For the three and nine months ended September 30, 2021, the weighted average interest rates for our long-term debt were 0.87% and 0.91%, respectively. For the three and nine months ended September 30, 2020, the weighted average interest rates for our long-term debt were 1.18% and 1.91%, respectively.

7. Related Party Transactions

Related party transactions include transactions with our Parent and its affiliates, including those entities in which our Parent has an ownership interest but over which it does not have control. In addition to the Take Private Proposal section discussed in Note 1 - Business and Basis of Presentation, the MVC and FLA arrangements discussed in Note 2 - Revenue Recognition and the credit facility and term loan in Note 6 - Debt, we have entered into the following transactions with related parties:

Omnibus Agreement

The Partnership has entered into an omnibus agreement with BP Pipelines and certain of its affiliates, including our General Partner. This agreement addresses, among other things, (i) the Partnership's obligation to pay an annual fee for general and administrative services provided by BP Pipelines and its affiliates, (ii) the Partnership's obligation to reimburse BP Pipelines for personnel and other costs related to the direct operation, management and maintenance of the assets and (iii) the Partnership's obligation to reimburse BP Pipelines for services and certain direct or allocated costs and expenses incurred by BP Pipelines or its affiliates on behalf of the Partnership.

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

Revenue from related parties was $26.0 million and $83.3 million for the three and nine months ended September 30, 2021, respectively, and $33.1 million and $93.5 million for the three and nine months ended September 30, 2020, respectively.

We recognized no deficiency revenue under the throughput and deficiency agreements with BP Products for the three and nine months ended September 30, 2021. We recognized $5.1 million and $11.1 million deficiency revenue for the three and nine months ended September 30, 2020, respectively. The Partnership recorded $5.6 million and $1.8 million in Deferred revenues and credits on the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively.

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

For the three and nine months ended September 30, 2021 and 2020, we recorded the following amounts for related party expenses, which also included the expenses related to share-based compensation discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses—related parties	$1.5	$1.3	$4.1	$4.1
Maintenance expenses—related parties	0.1	0.1	0.2	0.3
General and administrative—related parties	4.0	3.5	11.9	11.0
Total costs and expenses—related parties	$5.6	$4.9	$16.2	$15.4

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
Non-controlling Interests

Non-controlling interests consist of the 35% ownership interest in Mardi Gras held by our Parent at September 30, 2021 and 2020. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on the condensed consolidated balance sheets and Net income attributable to non-controlling interests on the condensed consolidated statements of operations.

8. Net Income Per Limited Partner Unit

The following table details the distributions declared and/or paid for the periods presented:

Three Months Ended	Date Paid or to be Paid	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit (in dollars)
December 31, 2019	February 13, 2020	$1.2	$18.2	$18.2	$37.6	$0.3475
March 31, 2020	May 14, 2020	1.2	18.2	18.2	37.6	0.3475
June 30, 2020	August 13, 2020	1.2	18.2	18.2	37.6	0.3475
September 30, 2020	November 12, 2020	1.2	18.2	18.2	37.6	0.3475
December 31, 2020	February 11, 2021	1.2	18.2	18.2	37.6	0.3475
March 31, 2021	May 13, 2021	1.2	36.4	—	37.6	0.3475
June 30, 2021	August 12, 2021	1.2	36.4	—	37.6	0.3475
September 30, 2021	November 11, 2021	1.2	36.4	—	37.6	0.3475

Earnings in excess of distributions (Distributions in excess of earnings) are allocated to the limited partners based on their respective percentage interests. Payments made to the Partnership’s unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.

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

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the General Partner and limited partners for that reporting period. The following tables show the allocation of net income to arrive at net income per limited partner unit for the three and nine months ended September 30, 2021 and 2020:

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to the Partnership	$29.2	$45.3	$111.7	$127.6
Less:
Incentive distribution rights currently held by the General Partner	1.2	1.2	3.6	3.6
Limited partners' distribution declared on common units	36.4	18.2	109.2	54.6
Limited partners' distribution declared on subordinated units	—	18.2	—	54.6
(Distributions in excess of net income) Net income attributable to the Partnership in excess of distributions	$(8.4)	$7.7	$(1.1)	$14.8

	Three Months Ended September 30, 2021
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$1.2	$36.4	$—	$37.6
Distributions in excess of net income	—	(8.4)	—	(8.4)
Net income attributable to the Partnership	$1.2	$28.0	$—	$29.2
Weighted average units outstanding:
Basic and Diluted		104.8	—
Net income per limited partner unit (in dollars):
Basic and Diluted		$0.27	$—

	Nine Months Ended September 30, 2021
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$3.6	$109.2	$—	$112.8
(Distributions in excess of net income) Net income attributable to the Partnership in excess of distributions	—	(10.6)	9.5	(1.1)
Net income attributable to the Partnership	$3.6	$98.6	$9.5	$111.7
Weighted average units outstanding:
Basic and Diluted(1)		96.6	52.4
Net income per limited partner unit (in dollars):
Basic and Diluted(1)		$1.02	$0.18
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

Distributions declared to BP Holdco for the three and nine months ended September 30, 2021 totaled $21.0 million and $63.0 million, respectively; including $1.2 million and $3.6 million, respectively, for IDRs distributed to our Parent in respect of its ownership of our common units and IDRs.

Distributions declared to BP Holdco for the three and nine months ended September 30, 2020 totaled $21.0 million and $63.0 million, respectively; including $1.2 million and $3.6 million, respectively, for IDRs distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

9. Fair Value Measurements

The carrying amounts of accounts receivable, other current assets, accounts payable, and other current liabilities approximate their fair values due to their short-term nature.

The carrying value of borrowings under the term loan as of September 30, 2021 and December 31, 2020 approximate fair value as the interest rates are reflective of market rates.

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

We accrued $3.5 million and $3.4 million for environmental liabilities at September 30, 2021 and December 31, 2020, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	September 30, 2021	December 31, 2020
Current portion of environmental remediation obligations	Other current liabilities	$0.5	$0.4
Long-term portion of environmental remediation obligations	Other liabilities	3.0	3.0
Total		$3.5	$3.4

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets $3.5 million and $3.4 million at September 30, 2021 and December 31, 2020, respectively. These balances are broken down on the condensed consolidated balance sheets as follows:

	Balance sheet location	September 30, 2021	December 31, 2020
Current portion of indemnification assets	Other current assets	$0.5	$0.4
Non-current portion of indemnification assets	Other assets	3.0	3.0
Total		$3.5	$3.4

BP MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions of dollars, unless otherwise indicated)
Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and determined that an impairment was required. We have incurred $0.1 million and $0.3 million for response expense during the three and nine months ended September 30, 2021 and 2020, respectively. Reimbursable costs associated with the incident are offset with an insurance receivable, of which $2.5 million is outstanding under "Other current assets" on our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. In the event that insurance proceeds exceed the receivable balance, such amounts would be recognized as a gain. Refer to Note 13 - Commitments and Contingencies in the Partnership's 2020 10-K for additional information.

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

Unit-Based Awards under the LTIP

The following is a summary of phantom unit award activities of the Partnership’s common units for the nine months ended September 30, 2021:

	Phantom Units
	Number of Units (in units)	Weighted Average Grant Date Fair Value per Unit (in dollars)
Outstanding at December 31, 2020	16,038	$14.03
Granted	18,534	12.00
Vested	(16,038)	14.03
Outstanding at September 30, 2021	18,534	$12.00

For the three and nine months ended September 30, 2021, total compensation expense recognized for phantom unit awards were approximately $56 thousand and $167 thousand, respectively. For the three and nine months ended September 30, 2020, total compensation expense recognized for phantom unit awards was approximately $57 thousand and $176 thousand, respectively. The unrecognized compensation cost related to phantom unit awards was approximately $90 thousand at September 30, 2021, which is expected to be recognized over a weighted average period of 0.4 years.

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

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at September 30, 2021 and December 31, 2020. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

The financial position of Mardi Gras at September 30, 2021 and December 31, 2020, its financial performance for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020, as reflected in the condensed consolidated financial statements, are as follows:

	September 30, 2021	December 31, 2020
Balance sheet
Equity method investments	$368.9	$378.5
Non-controlling interests	129.1	132.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statement of operations
Income from equity method investments	$15.3	$12.6	$47.3	$42.9
Less: Net income attributable to non-controlling interests	5.4	4.4	16.6	15.0
Net impact on Net income attributable to the Partnership	$9.9	$8.2	$30.7	$27.9

	Nine Months Ended September 30,
	2021	2020
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$47.3	$41.9
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	9.7	7.4
Cash flows from financing activities
Distributions to non-controlling interests	(20.0)	(17.2)
Net change on the Partnership's cash and cash equivalents	$37.0	$32.1

13. Subsequent Events

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the item noted below, that require recognition or disclosure in the condensed consolidated financial statements.

Distribution

On October 14, 2021, we declared a cash distribution of $0.3475 per limited partner unit to unitholders of record on October 28, 2021, for the three months ended September 30, 2021. The distribution, combined with distributions to our General Partner, will be paid on November 11, 2021, and will total $37.6 million, with $16.6 million distributed to our non-affiliated common unitholders, and $21.0 million, including $1.2 million for IDRs distributed to our Parent in respect of its ownership of our common units and IDRs.

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

Forward-looking statements may include statements about:
•The outcome of the non-binding preliminary proposal made by BP Pipelines to acquire all of our issued and outstanding common units.
•Volatility in global crude oil demand and crude oil prices for an uncertain period of time and the potential resulting significant reduction of domestic crude oil and natural gas production and significant declines in the actual or expected volumes transported through our pipelines and/or the reduction of commercial opportunities that might otherwise be available to us.
•Uncertainty regarding the easing of restrictions on various commercial, social and economic activities by applicable authorities, as well as the potential reinstatement of such restrictions, in response to the spread of COVID-19, including new virus strains.
•Uncertainty regarding the timing, pace and extent of economic growth in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the midstream services we provide and the commercial opportunities available to us.
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
•The impact of hurricanes and other severe weather disruptions to our offshore pipelines in the Gulf of Mexico, such as the recent impact of Hurricane Ida.
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

Partnership Overview

We are a fee-based, growth-oriented master limited partnership formed by BP Pipelines, an indirect wholly-owned subsidiary of BP, to own, operate, develop and acquire pipelines and other midstream assets. For additional information regarding the assets and interests owned by the Partnership, refer to Note 1 - Business and Basis of Presentation in the Notes to Condensed Consolidated Financial Statements.

Take Private Proposal

On August 4, 2021, the board of directors of our General Partner received a non-binding preliminary proposal letter from BP Pipelines, through its wholly-owned subsidiary BP Midstream Partners Holdings LLC, to acquire all of our issued and outstanding common units not already owned by BP Pipelines or its affiliates at a to-be-determined fixed exchange ratio, at a value of $13.01 per each issued and outstanding publicly held common unit of the Partnership payable in newly-issued American Depositary Receipts ("ADRs") of BP p.l.c. (the "Proposal"). Under the Proposal, the exchange ratio would be determined based on a 30-day volume-weighted average closing price of ADRs of BP p.l.c. as of the day immediately preceding the signing of a merger agreement. The board of directors has appointed a conflicts committee to review, evaluate and negotiate the Proposal. The conflicts committee continues to evaluate the Proposal.

The proposed transaction is subject to a number of contingencies, including the approval of the conflicts committee of the board of directors of our General Partner, and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that such definitive documentation will be executed or that any transaction will materialize on the terms described above or at all.

Business Environment, Market Conditions and Outlook

The impacts to the energy industry from the decline and subsequent volatility in demand for petroleum and petroleum-based products resulting from the response to the global outbreak of COVID-19 have been unprecedented. Management continues to monitor the uneven macro environment. For risks associated with these and other factors, refer to “Item 1A. Risk Factors” in this Quarterly Report.

Management continues to work closely with BP Pipelines, as operator of our assets under the omnibus agreement, to ensure appropriate practices are adopted for continued functioning of our assets as well as mitigation strategies for any office or worksite where COVID-19 may be detected.

In the third quarter of 2021, we experienced a reduction in volumes on our onshore pipelines compared to the second quarter of 2021. On BP2, this was a result of apportionment on the Enbridge mainline and Whiting refinery feedstock optimization. With respect to Diamondback, we experienced lower throughput due to reduced demand from shippers of diluent. We did not experience any significant impacts on River Rouge.

Hurricane Ida

In late August 2021, Hurricane Ida formed and threatened catastrophic damage to the U.S. Gulf Coast along its path. In response, producers in the Gulf of Mexico, including BP, suspended production at platforms and evacuated offshore workers. Additionally, operators performed impact assessments when it was safe to do so. Caesar, Cleopatra, Proteus and Endymion were able to return to normal operating service at different points in September 2021.

While no damage was directly incurred by any of the assets held by the Mars joint venture that we have an interest in, damage to the West Delta-143 facility was discovered after a comprehensive damage assessment and resulted in the facility remaining offline for repairs. On November 5, 2021, the West Delta-143 offshore facilities safely re-started operations. With the facilities now operational, the Mars Oil Pipeline has resumed normal operations as producers ramp up production.

Shippers provided notice that, effective as of August 29, 2021, Hurricane Ida constituted an event of force majeure under their current contracts, which has since been cancelled consistent with the resumption of normal operations of the Mars Oil Pipeline. We estimate that this outage caused a reduction of approximately $8 million to $10 million to our cash available for distribution during the third quarter of 2021 relative to our financial outlook. For more information, refer to our risk factor titled “Hurricanes and other severe weather conditions, natural disasters or other adverse events or conditions could damage our pipeline systems or disrupt the operations of our customers, which could adversely affect our operations and financial condition.”

COVID-19

Uncertainties related to COVID-19 continue to affect the oil and gas industry, including the possibility of renewed restrictions on various commercial, social, and economic activities, thereby impacting the demand for crude oil, natural gas, refined products.

To limit the impact of COVID-19, BP and our other customers, as well as third-party operators of our pipelines, have implemented various protocols for both onshore and offshore personnel; however, these protocols may not prove to be successful. There is risk of decreased volumes with respect to our offshore operations if operators take actions to reduce operations in response to demand volatility or the inability to control COVID-19 infections on platforms and are required to shut-in. Additionally, we expect the shippers on our offshore pipelines to continue to find buyers for their production; however, they may not be successful.

As noted above, BP Pipelines and the third-party operators of our assets have taken steps and continue to actively work to mitigate any continuing impact of the COVID-19 pandemic on our operations, financial condition, cash flows and liquidity. However, there is no certainty that the measures we take will be ultimately sufficient.

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

Total Maintenance Spend - Wholly-Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding total maintenance requirements. Total Maintenance Spend for the nine months ended September 30, 2021 and 2020, respectively, is shown in the table below:

	Nine Months Ended September 30,
	2021	2020
	(in millions of dollars)
Wholly-Owned Assets
Maintenance expenses	$2.7	$2.2
Maintenance capital expenditures	2.4	1.5
Maintenance capital recovery(1)	(1.5)	(0.7)
Total Maintenance Spend – Wholly-Owned Assets	$3.6	$3.0
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

Customers

BP is our primary customer. Total revenue from BP represented 98.9% and 97.8% of our revenues for the three and nine months ended September 30, 2021, respectively. Total revenue from BP represented 98.2% and 97.5% of our revenues for the three and nine months ended September 30, 2020, respectively. BP’s volumes represented approximately 98.1% and 95.7% of the aggregate total volumes transported on the Wholly-Owned Assets for the three and nine months ended September 30, 2021, respectively. BP’s volumes represented approximately 96.1% and 94.6% of the aggregate total volumes transported on the Wholly-Owned Assets for the three and nine months ended September 30, 2020, respectively.

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

Regulation

Interstate common carrier pipelines are subject to regulation by various federal, state and local agencies including the FERC, the Environmental Protection Agency and the Department of Transportation. On December 17, 2020, in Docket No. RM20-14-000, FERC issued an order establishing a new index level of PPI-FG plus 0.78% for the five-year period commencing July 1, 2021 ("December 2020 Order"). However, requests for rehearing of the December 2020 Order were filed with FERC, and those requests remain pending, with rehearing granted for purposes of extending the time FERC has to review these requests. FERC issued a notice on May 14, 2021, providing the final change in the PPI-FG that determines the oil pricing index factor to be applied for the index year starting July 1, 2021. The oil pricing index factor, utilizing the oil pricing index factor established in the December 2020 Order, resulted in a negative percent change for the index year July 1, 2021, through

June 30, 2022. A negative percent change means that the ceiling level for certain of an oil pipelines’ rates may decrease and, if the actual transportation rate would be above such ceiling level, the rate also must decrease to be equal to or less than the applicable ceiling. Accordingly, the Partnership and Mars Oil Pipeline Company, LLC filed to reduce their rates, effective July 1, 2021. FERC’s final application of its indexing rate methodology for the next five-year term of index rates will be determined based on the outcome of the requests for rehearing of the December 2020 Order, and any changes to FERC’s index level may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index.

On May 27, 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced Security Directive Pipeline-2021-01 that requires us, as a critical pipeline owner, to report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and to designate a Cybersecurity Coordinator. It also requires BP Pipelines and the third-party operators of our assets to review current practices as well as to identify any gaps and related remediation measures to address cyber-related risks and report the results to TSA and CISA within 30 days. We designated a Cybersecurity Coordinator, developed a plan to comply with mandatory reporting timeframes and completed the vulnerability assessment required under this directive on June 25, 2021. On July 20, 2021, the TSA issued a second Security Directive. We have evaluated the impacts of this second directive to our pipeline business and have made significant progress in compliance.

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

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and determined that an impairment was required. We have incurred $0.1 million and $0.3 million for response expense during the three and nine months ended September 30, 2021 and 2020, respectively. Reimbursable costs associated with the incident are offset with an insurance receivable, of which $2.5 million is outstanding under "Other current assets" on our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. In the event that insurance proceeds exceed the receivable balance, such amounts would be recognized as a gain. Refer to Part II, Item 8, Note 13 - Commitments and Contingencies in the Partnership's 2020 10-K for additional information.

Results of Operations

The following tables and discussion contain a summary of condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions of dollars)
Revenue	$26.3	$33.7	$85.2	$95.9
Costs and expenses
Operating expenses	4.9	4.9	14.8	14.5
Maintenance expenses	1.5	0.4	2.7	2.2
General and administrative	5.5	3.9	14.6	13.0
Depreciation	0.7	0.7	2.0	2.0
Property and other taxes	0.2	0.2	0.6	0.5
Total costs and expenses	12.8	10.1	34.7	32.2
Operating income	13.5	23.6	50.5	63.7
Income from equity method investments	22.1	27.6	81.0	85.7
Interest expense, net	1.0	1.5	3.2	6.8
Net income	34.6	49.7	128.3	142.6
Less: Net income attributable to non-controlling interests	5.4	4.4	16.6	15.0
Net income attributable to the Partnership	$29.2	$45.3	$111.7	$127.6

	Three Months Ended September 30,		Nine Months Ended September 30,
Pipeline throughput (thousands of barrels per day)(1)	2021	2020	2021	2020
Onshore
BP2	259	253	278	266
Diamondback	24	59	44	67
River Rouge	59	75	62	69
Total Wholly-Owned Assets	342	387	384	402

Offshore
Mars	334	479	439	506

Caesar	178	143	168	162
Cleopatra(2)	21	15	19	18
Proteus	205	200	228	211
Endymion	205	200	228	211
Mardi Gras Joint Ventures	609	558	643	602

Ursa	50	57	65	80

Average revenue per barrel ($ per barrel)(3)
Total Wholly-Owned Assets	$0.83	$0.80	$0.81	$0.77
Mars	1.31	1.17	1.31	1.31
Mardi Gras Joint Ventures	0.59	0.59	0.58	0.59
Ursa	0.76	0.93	0.89	0.90

(1)Pipeline throughput is defined as the volume of delivered barrels.
(2)Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(3)Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Total revenue from wholly-owned assets decreased by approximately $7.4 million or 22% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to the following factors:
•Decrease of $5.1 million from the recognition of deficiency revenue in the prior period.
•Decrease of $3.7 million in tariff revenue driven by a decrease of $2.4 million on River Rouge, a $1.6 million decrease on Diamondback, partially offset by a increase of $0.3 million on BP2.
•Increase of $1.4 million in FLA revenue from BP2 driven by an increase in throughput volume and an increase in FLA prices realized.
•Throughput volume decreased by 4.1 million barrels driven by a 1.5 million decrease on River Rouge, 3.2 million decrease on Diamondback, partially offset by a 0.6 million increase on BP2.

Maintenance expenses increased by $1.1 million or 275% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to increased pipeline inspection and repair activity.

General and administrative expenses increased by $1.6 million or 41% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to costs associated with the Take Private Proposal.

Income from equity method investments decreased by $5.5 million or 20% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the impacts of Hurricane Ida.

Interest expense decreased by $0.5 million or 33% in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to lower interest rates tied to LIBOR.

Net income attributable to non-controlling interests increased by $1.0 million or 23% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to the increase in earnings from Mardi Gras in the period.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Total revenue from wholly-owned assets decreased by approximately $10.7 million or 11% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to the following factors:
•Decrease of $11.1 million from the recognition of deficiency revenue in the prior period.
•Decrease of $4.3 million in tariff revenue driven by a decrease of $3.6 million on Diamondback, a $3.1 million decrease on River Rouge, partially offset by an increase of $2.4 million on BP2.
•Increase of $4.7 million in FLA revenue from BP2 driven by an increase in throughput volume and an increase in FLA prices realized.
•Throughput volume decreased by 5.2 million barrels driven by a 6.3 million decrease on Diamondback, a 2.0 million decrease on River Rouge, offset by a 3.1 million increase on BP2.

Operating expenses increased by $0.3 million or 2% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily attributable to an increase in insurance expense.

Maintenance expenses increased by $0.5 million or 23% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to increased pipeline inspection and repair activity.

General and administrative expenses increased by $1.6 million or 12% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to costs associated with the Take Private Proposal.

Income from equity method investments decreased by $4.7 million or 5% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the impacts of Hurricane Ida.

Interest expense, net decreased by $3.6 million or 53% in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to lower interest rates tied to LIBOR.

Net income attributable to non-controlling interests increased by $1.6 million or 11% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to the increase in earnings from Mardi Gras in the period.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$34.6	$49.7	$128.3	$142.6
Add:
Depreciation	0.7	0.7	2.0	2.0
Interest expense, net	1.0	1.5	3.2	6.8
Cash distributions received from equity method investments	26.3	27.2	89.4	93.2
Less:
Income from equity method investments	22.1	27.6	81.0	85.7
Adjusted EBITDA	40.5	51.5	141.9	158.9
Less:
Adjusted EBITDA attributable to non-controlling interests	7.3	5.0	20.0	17.2
Adjusted EBITDA attributable to the Partnership	33.2	46.5	121.9	141.7
Add:
Net adjustments from volume deficiency agreements	3.2	(2.1)	4.0	(3.7)
Maintenance capital recovery(1)	0.4	0.1	1.5	0.7
Less:
Net interest paid/(received)	1.1	2.1	3.3	10.1
Maintenance capital expenditures	0.6	0.3	2.4	1.5
Cash reserves(2)	—	(0.7)	—	(3.0)
Cash available for distribution attributable to the Partnership	$35.1	$42.8	$121.7	$130.1
(1)Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2)Reflects cash reserved due to timing of interest payment(s).

	Nine Months Ended September 30,
	2021	2020
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$142.1	$148.3
Add:
Interest expense, net	3.2	6.8
Distribution in excess of earnings from equity method investments	9.7	7.4
Less:
Changes in other assets and liabilities	12.9	3.4
Non-cash adjustments	0.2	0.2
Adjusted EBITDA	141.9	158.9
Less:
Adjusted EBITDA attributable to non-controlling interests	20.0	17.2
Adjusted EBITDA attributable to the Partnership	121.9	141.7
Add:
Net adjustments from volume deficiency agreements	4.0	(3.7)
Maintenance capital recovery(1)	1.5	0.7
Less:
Net interest paid/(received)	3.3	10.1
Maintenance capital expenditures	2.4	1.5
Cash reserves(2)	—	(3.0)
Cash available for distribution attributable to the Partnership	$121.7	$130.1
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

Based upon current expectations for the fiscal year 2021, we believe that our cash on hand, cash flow from operations and borrowings available under our credit facility will be sufficient to fund our operations for 2021. As of September 30, 2021, our liquidity was $264.7 million, consisting of $132.7 million of cash and cash equivalents and $132.0 million available under our existing credit facility with BP. Our only outstanding indebtedness is $468.0 million borrowed under our term loan with an affiliate of BP, and there are no principal payments due until 2025.

Cash Distributions

The board of directors of our General Partner has adopted a cash distribution policy pursuant to which we intend to pay a minimum quarterly distribution of $0.2625 per unit per quarter, which equates to approximately $27.5 million per quarter, or $110.0 million per year in the aggregate, based on the number of common units outstanding as of September 30, 2021. We intend to pay such distributions to the extent we have sufficient cash after the establishment of cash reserves and the payment of expenses, including payments to our General Partner and its affiliates.

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

Term Loan Facility Agreement

On February 24, 2020, the Partnership entered into a $468.0 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under the existing credit facility. The term loan has a final repayment date of February 24, 2025, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600.0 million. All other terms of the credit facility remain the same. As of September 30, 2021, the Partnership was in compliance with the covenants contained in the credit facility and term loan.

Cash Flows from Operations

Operating Activities. We generated $142.1 million and $148.3 million in cash flow from operating activities in the nine months ended September 30, 2021 and 2020, respectively. The $6.2 million decrease in cash flows from operating activities was primarily due to a decrease in distributions of earnings received from equity method investments.

Investing Activities. Cash flow used by investing activities was $3.5 million and cash flows generated by investing activities was $6.7 million in the nine months ended September 30, 2021 and 2020, respectively. The $10.2 million decrease was due to a $11.2 million increase in capital expenditures, the absence of $1.3 million in proceeds from insurance claims, partially offset by a $2.3 million increase in distributions in excess of earnings from equity method investments.

Financing Activities. Cash flow used in financing activities was $132.8 million and $130.0 million in the nine months ended September 30, 2021 and 2020, respectively. The $2.8 million increase in cash outflow was due to higher distributions to non-controlling interests.

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

A summary of capital expenditures associated with ongoing projects related to the Wholly-Owned Assets, for the nine months ended September 30, 2021 and 2020, is shown in the table below:

	Nine Months Ended September 30,
	2021	2020
	(in millions of dollars)
Cash spent on expansion capital expenditures	$10.8	$0.5
Cash spent on maintenance capital expenditures	2.4	1.5
(Decrease) increase in accrued capital expenditures	(0.2)	1.3
Decrease in capital expenditures reimbursable to our Parent	(0.3)	—
Total capital expenditures incurred	$12.7	$3.3

Capital expenditures reported on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 were $13.2 million. We incurred $10.8 million expansion capital expenditures for an onshore capacity increase project and $2.4 million maintenance capital expenditures primarily associated with the Griffith Station Electrical and Controls project. Capital expenditures reported on the condensed consolidated statement of cash flows for the nine months ended September 30, 2020 were $2.0 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three and nine months ended September 30, 2021, does not differ materially from that discussed under Item 7A of the Partnership's 2020 10-K.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership's management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Partnership's principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Partnership's system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarterly period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For example, during the third quarter of 2021, the operations of our offshore pipelines were adversely affected by Hurricane Ida, resulting in a reduction of approximately $8 million to $10 million to our cash available for distribution during the third quarter of 2021 relative to our financial outlook. Such events have been, and may in the future be material and may cause a serious business disruption or serious damage to our pipeline systems which could affect such systems’ ability to transport crude oil and natural gas. Additionally, such severe weather conditions may be exacerbated by climate change.

There can be no assurances that we will enter into a definitive agreement with BP Pipelines related to BP Pipelines’ proposal to acquire all of our Common Units that it does not already own, or that we will complete any transaction contemplated by such an agreement.

On August 4, 2021, the board of directors of our General Partner received a non-binding preliminary proposal letter from BP Pipelines, through its wholly-owned subsidiary BP Midstream Partners Holdings LLC, to acquire all of our issued and outstanding common units not already owned by BP Pipelines or its affiliates (the "Proposal"). While the Conflicts Committee has been engaged by our General Partner to evaluate the Proposal and any potential transaction with BP Pipelines related to the Proposal (the “Potential Transaction”), there can be no assurances that we will enter into a definitive agreement with BP Pipelines related to any Potential Transaction. Furthermore, should we enter into a definitive agreement with BP Pipelines, we anticipate that the consummation of any Potential Transaction will be subject to a number of conditions, and there can be no assurances that such conditions will be satisfied or waived or that any Potential Transaction will be completed in a timely manner or at all.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Certificate of Limited Partnership of BP Midstream Partners LP.	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC.	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC.	S-1	3.4	9/11/2017	333-220407
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32*	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101	The following financial information from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.					X
104	The cover page from BP Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL.					X

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

Date: November 9, 2021	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Jack T. Collins
Jack T. Collins
Chief Financial Officer and Director