Form 10-K
period 2021-12-31
BP Midstream Partners LP
filed 2022-03-11
CIK 1708301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2021, was $692 million, based on the closing price of such units of $14.48 as reported on the New York Stock Exchange on such date. As of March 9, 2022, the registrant had 104,813,074 common units outstanding.
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

Forward-looking statements may include statements about:
•Whether the proposed Merger (as defined in Item. 1-Business and Properties, “Merger Transactions,”) to acquire all of our issued and outstanding common units will be consummated in 2022 or at all;
•The proposed merger with BP Midstream RTMS LLC (“Merger Sub”) includes risks that the proposed transaction may not be consummated or the benefits contemplated therefrom may not be realized, the ability to obtain requisite regulatory and unitholder approval and the satisfaction of the other conditions to the consummation of the proposed transaction., and the potential impact of the announcement or consummation of the proposed transaction on relationships, including with employees, suppliers, customers, competitors credit rating agencies.
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
•The continued ability of BP and any non-affiliate customers to satisfy their obligations under commercial and other agreements and the impact of fluctuating market prices for crude oil, natural gas, refined products and diluent including the ability to satisfy such obligations as they may be impacted by the effects of COVID-19.
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
•Competition in the market and government regulations.
•Our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K.

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

Merger Transactions

Take Private Proposal

On August 4, 2021, the board of directors of BP Midstream Partners GP LLC, a Delaware limited liability company and the general partner of our Partnership (the “General Partner”) received a non-binding preliminary proposal letter from BP Pipelines, through its wholly-owned subsidiary BP Midstream Partners Holdings LLC, to acquire all of our issued and outstanding common units not already owned by BP Pipelines or its affiliates at a to-be-determined fixed exchange ratio.

Merger Agreement

On December 19, 2021, BP Midstream Partners LP, BP Midstream Partners GP LLC, BP p.l.c., BP Midstream Partners Holdings LLC, (“Holdings”), and BP Midstream RTMS LLC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of BP (the “Merger”).

Under the terms of the Merger Agreement, at the effective time of the Merger, (i) each outstanding common unit other than those owned by BP and its subsidiaries (each, a “Public Common Unit”) will be converted into the right to receive 0.575 BP American Depositary Shares (“ADSs”) each representing six ordinary shares of BP (the “Merger Consideration” and such ratio, the “Exchange Ratio”). In connection with the Merger, (i) any partnership interests that are owned by the Partnership or any of the Partnership’s subsidiaries will be cancelled; and (ii) the common units owned by Parent and its subsidiaries, the General Partner’s general partner interest and the incentive distribution rights in the Partnership will not be cancelled, will not be converted into the right to receive Merger Consideration and will remain outstanding following the Merger.

The Partnership has entered into a Support Agreement, dated as of December 19, 2021 (the “Support Agreement”), with Holdings, pursuant to which Holdings has irrevocably and unconditionally agreed to deliver a written consent covering all of the common units beneficially owned by it in favor of the Merger, the approval of the Merger Agreement and the transactions contemplated by the Merger Agreement and any other matter necessary or desirable for the consummation of the transactions contemplated by the Merger Agreement (the “Support Written Consent”), within two business days following the effectiveness of the registration statement.

Registration Statement

A registration statement on Form F-4 registering 165,164,448 shares of BP Ordinary Shares, which will be issued in the form of American depositary shares, each representing six BP Ordinary Shares (“BP ADSs”), to effectuate such acquisition of Public Common Units was filed by BP on January 31, 2022, as amended (Registration No. 333-262425) (the “Registration Statement”) and declared effective by the Securities and Exchange Commission (the “SEC”) on March 4, 2022. Completion of the transaction is expected in the second quarter, subject to customary closing conditions. Upon completion, the Partnership Common Units will cease to be listed on the New York Stock Exchange (“NYSE”) and will be subsequently deregistered under the Securities Exchange Act of 1934, as amended. For more information, see the risks and uncertainties discussed in Part I, Item 1A. Risk Factors—Risks Related to the Merger in this Annual Report.

Businesses and Assets

As of December 31, 2021, the Partnership's assets consisted of the following:

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

Organizational Structure

The following simplified diagram depicts our organizational structure as of December 31, 2021.

BP Pipelines
(North America) Inc.
("**BP Pipelines**")
35%[1]
BP Midstream
Partners Holdings LLC
("**BP Holdco**")
56,956,712 Common Units
BP Midstream
Partners GP LLC
(the "**general partner**")
General Partner Interest
Incentive Distribution Rights
54.4% Limited
Partner Interest
Public Unitholders
47,837,828 Common Units
45.6% Limited
Partner Interest
0% General
Partner Interest
BP Midstream Partners LP
(NYSE: BPMP)
(the "Partnership")
65%[2]
Mardi Gras Transportation System
Company LLC ("**Mardi Gras**")
Third Party Operated Subsidiaries
Caesar Oil Pipeline Company, LLC ("**Caesar**") 56%
Cleopatra Gas Gathering Company, LLC ("**Cleopatra**") 53%
Proteus Oil Pipeline Company, LLC ("**Proteus**") 65%
Endymion Oil Pipeline Company, LLC ("**Endymion**") 65%
Operated Subsidiaries
BP Two Pipeline Company, LLC ("**BP2**")
BP River Rouge Pipeline Company, LLC ("**River Rouge**")
BP D-B Pipeline Company, LLC ("**Diamondback**")
Third Party Operated Subsidiaries
Mars Oil Pipeline Company, LLC ("**Mars**") 28.5%
URSA Oil Pipeline Company, LLC ("**Ursa**") 22.7%
KM Phoenix Holdings, LLC ("**KM Phoenix**") 25%

____________________
(1) The remainder of Mardi Gras is held 34% by BP Pipelines and 1% by an affiliate of BP.
(2) The Partnership’s interest in Mardi Gras is a managing member interest that provides us with the right to vote 100% of Mardi Gras' ownership interest in the Mardi Gras Joint Ventures.

Our Assets and Operations

The table below sets forth certain information regarding our assets as of December 31, 2021:

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

Pipeline	Period	Annual Minimum Throughput Commitment (kbpd)*
BP2	2021	300
	2022	290
	2023	280
River Rouge	2021 - 2023	60
Diamondback	Q3 2017 - Q2 2022	23
	2021 - 2023	10

* Transportation fee rate is the posted tariff.

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

Right of First Offer

We have entered into an omnibus agreement with BP Pipelines under which BP Pipelines granted us a ROFO, for a period ending on the earlier of (i) seven years after the IPO or (ii) the date on which BP Pipelines or its affiliates cease to control our general partner. Pursuant to the ROFO, BP Pipelines has agreed and will cause its affiliates to agree that if BP Pipelines or any of its affiliates decide to attempt to sell (other than to another affiliate of BP Pipelines) BP Pipelines’ retained ownership interest in Mardi Gras and all of BP Pipelines’ interests in midstream pipeline systems and assets related thereto in the contiguous United States and offshore Gulf of Mexico that were owned by BP Pipelines at the closing of the IPO (the “Subject Assets”), BP Pipelines or its affiliate will notify us of its desire to sell such Subject Assets and, prior to selling such Subject Assets to a third party, will allow us 45 days from such notice to make a binding written offer regarding such Subject Assets. In addition to BP Pipelines’ retained ownership interest in Mardi Gras, the assets subject to our ROFO include three crude oil and natural gas liquid pipeline systems with an aggregate gross length of approximately 1,550 miles and an aggregate gross capacity of approximately 1,800 kbpd and nine refined products pipeline systems with an aggregate gross length of approximately 1,940 miles and an aggregate gross capacity of approximately 620 kbpd, as of December 31, 2021.

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

Payment of Administrative Fee and Reimbursement of Expenses

Under the omnibus agreement, we pay BP Pipelines an administrative fee annually (payable in equal monthly installments), to reimburse BP Pipelines and its affiliates for the provision of certain general and administrative services for our benefit, including services related to the following areas: executive management services; financial management and administrative services (such as treasury and accounting); information technology services; legal services; health, safety and environmental services; land and real property management services; human resources services; procurement services; corporate engineering services; business development services; investor relations, communications and external affairs; insurance administration and tax related services.

Under this agreement, we also reimburse BP Pipelines and its affiliates for all other direct or allocated costs and expenses incurred by BP Pipelines in providing these services to us, including personnel costs related to the direct operation, management, maintenance and repair of the assets. This reimbursement is in addition to our reimbursement of our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations as required by our partnership agreement.

We paid our Parent an annual fee of $15.5 million, $14.0 million and $13.6 million in 2021, 2020 and 2019, respectively, under the omnibus agreement.

Our general partner, in good faith, may adjust the administrative fee to reflect, among others, any change in the level or complexity of our operations, a change in the scope or cost of services provided to us, inflation or a change in law or other regulatory requirements, the contribution, acquisition or disposition of our assets or any material change in our operation activities.

Customers

BP is our primary customer. Total revenue from BP represented 98.0%, 97.8%, and 97.7% of our revenues in the years ended December 31, 2021, 2020 and 2019, respectively. BP’s volumes represented approximately 95.8%, 95.2% and 95.1% of the aggregate total volumes transported on the Wholly Owned Assets for the years ended December 31, 2021, 2020 and 2019, respectively.

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

FERC regulates interstate transportation on our common carrier refined products, diluent, and crude oil pipeline systems under the ICA as modified by the Elkins Act, the EPAct and the rules and regulations promulgated under those laws. FERC regulations require that rates and terms and conditions of service for interstate service pipelines that transport crude oil, refined products and diluent (collectively referred to as “petroleum pipelines”) and certain other liquids, be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC’s regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Failure to comply with the requirements of the ICA could result in the imposition of civil or criminal penalties.

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

The EPAct required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer’s Price Index for Finished Goods (“PPI-FG”). The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. FERC’s indexing methodology is subject to review every five years. On December 17, 2020, in Docket No. RM20-14-000, FERC issued an order establishing a new index level of PPI-FG plus 0.78% for the five-year period commencing July 1, 2021 ("December 2020 Order"). Requests for rehearing of the December 2020 Order were filed with FERC. On January 20, 2022, FERC issued an order on rehearing that reverses its December 2020 Order on the five-year review of the oil pipeline rate index. FERC lowered the index from PPI-FG plus 0.78% to PPI-FG minus 0.21%. The rehearing order also directs oil pipelines to recompute their rate ceiling levels for July 1, 2021 through June 30, 2022, based upon the index of PPI-FG minus 0.21%, to be effective March 1, 2022. Additionally, FERC issued a notice that adjusts the annual change in the oil pipeline rate index for the period July 1, 2021 through June 30, 2022, to implement the PPI-FG minus 0.21% index, explaining that oil pipelines must multiply their July 1, 2020 through June 30, 2021 index ceiling levels by positive 0.984288 to recompute their July 1, 2021 through June 30, 2022 index ceiling levels.

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

The FERC implements the OCSLA pertaining to transportation and pipeline issues, which requires that all pipelines operating on or across the outer continental shelf provide non-discriminatory transportation service. The Caesar, Ursa, Cleopatra, Proteus, and portions of Endymion and Mars pipelines are located in the Outer Continental Shelf and are subject to the non-discrimination requirements in the OCSLA.

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

Pipeline safety laws and regulations are subject to change over time. Changes in existing laws and regulations could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition. For example, PHMSA issued the Safety of Hazardous Liquids Pipelines final rule on October 1, 2019. This final rule addressed topics such as: inspections of onshore and offshore pipelines following extreme weather events or natural disasters, periodic assessment of pipelines not currently subject to integrity management, expanded use of leak detection systems, increased use of in-line inspection tools, and other requirements. The new PHMSA rule requires operators of onshore pipeline segments that can accommodate in-line inspection (“ILI”) tools that are not currently subject to integrity management requirements to complete assessments using ILI tools at least once every ten years. The new rule also requires that all hazardous liquids pipelines located in high consequence areas (“HCAs”) or areas that could affect HCAs be capable of accommodating ILI tools within 20 years unless certain limited exceptions apply. PHMSA at times issues additional rulemakings related to pipeline safety. For example, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities in accordance with the PIPES Act of 2020. PHMSA, together with state regulators, are expected to commence and complete inspection of these plans in 2022.

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

Construction or maintenance of our pipelines may impact “waters of the United States” (“WOTUS”) under the Clean Water Act. A 2015 rule defining the scope of federal jurisdiction over such waters was repealed in December 2019, re-establishing the pre-2015 rule until it was replaced in June 2020 when the EPA’s Navigable Waters Protection Rule ("NWPR"), finalized in January 2020, became effective. The NWPR narrowed the definition of WOTUS relative to the prior 2015 rulemaking. On August 30, 2021, a federal district court vacated the NWPR. On December 7, 2021, the EPA issued a proposed rule revising the definition of WOTUS and proposing to return to the more expansive pre-2015 definition. Additionally, in January 2022, the Supreme Court agreed to hear a case on the scope and authority of the Clean Water Act and the definition of WOTUS. If the scope of federal jurisdiction over such waters is revised in the future and expands the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. Regulatory requirements governing wetlands or river crossings (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

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

National Environmental Policy Act.   Major federal actions, such as the issuance of permits associated with construction, can require the completion of certain reviews under the NEPA. NEPA requires federal agencies, including the Corps, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the abandonment of proposed projects. In July 2020, the Council on Environmental Quality ("CEQ") finalized revisions to update the NEPA regulations. On October 7, 2021, the CEQ published a proposed rule proposing to modify certain aspects of the NEPA regulations to generally restore regulatory provisions that were in existence prior to 2020. A final rule is expected in 2022. The impact of any changes to the NEPA regulations, if adopted, on our pipeline projects is uncertain.

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

Human Capital Resources

Our operations are conducted through, and our assets are owned by, various subsidiaries. However, neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring personnel or by obtaining services of personnel employed by BP, BP Pipelines or third parties, but we sometimes refer to these individuals, for drafting convenience only, in this Annual Report as our employees because they provide services directly to us. These operations personnel primarily provide services with respect to the assets we operate: BP2, River Rouge and Diamondback. Mars, the Mardi Gras Joint Ventures, and Ursa are operated by an affiliate of Shell. KM Phoenix is operated by an affiliate of Kinder Morgan. Under the omnibus agreement we are required to reimburse BP for all costs attributable to operating personnel services. A portion of the operations personnel who provide services for our onshore assets are represented by labor unions. We consider our labor relations to be satisfactory and have not experienced any material work stoppages or other material labor disputes within the last five years.

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

Risk Factors Summary

Risks Related to the Merger

Our Merger Agreement. Our stakeholders could be impacted by risks related to the Merger Agreement, including:

•The Merger Agreement is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect our business and financial results and the trading prices of our common units.
•We will be subject to business uncertainties while the Merger is pending, which could adversely affect our business.
•Because the Exchange Ratio is fixed and because the market price of the BP ADSs will fluctuate prior to the completion of the Merger, our public unitholders cannot be sure of the market value of the BP ADSs they will receive as Merger Consideration relative to the value of our common units they exchange.

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
•increasing attention to ESG matters and conservation matters may adversely impact our business; and
•actions by the Biden Administration may limit the amount of production available to deliver through our pipelines.

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

Risks Related to the Merger

There are material risks and uncertainties associated with the consummation of the Merger. For a complete discussion of the Partnership’s risks and uncertainties related to the Merger, refer to the risk factors included under the caption “Risk Factors” in the Registration Statement on Form F-4 filed by BP on January 31, 2022 and the following risk factors:

The Merger Agreement is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect our business and financial results and the trading prices of our common units.
The completion of the Merger is not assured and is subject to certain risks, including the risk that certain conditions of the Merger Agreement, some of which are beyond are control, are not satisfied or waived, which may prevent, delay or otherwise result in the Merger not occurring. If the Merger is not completed, or if there are significant delays in the Merger, our future business and financial results and the trading price of our common units could be negatively affected.

We will be subject to business uncertainties while the Merger is pending, which could adversely affect our business.

Uncertainty about the effect of the Merger on employees of our general partner and those that do business with us may have an adverse effect on the Partnership. These uncertainties may impair our general partner’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us.

Because the Exchange Ratio is fixed and because the market price of the BP ADSs will fluctuate prior to the completion of the Merger, our public unitholders cannot be sure of the market value of the BP ADSs they will receive as Merger Consideration relative to the value of our common units they exchange.

The market value of the consideration that our unitholders will receive in the Merger will depend on the trading price of BP ADSs at the closing of the Merger. The Exchange Ratio that determines the number of BP ADSs that our public unitholders will receive in the Merger is fixed at 0.575 BP ADSs for each Partnership common unit. This means that there is no mechanism contained in the Merger Agreement that would adjust the number of BP ADSs that our public unitholders will receive based on any decreases or increases in the trading price of BP ADSs. Stock or unit price changes may result from a variety of factors (many of which are beyond BP’s and the Partnership’s control), including:

•changes in BP’s or the Partnership’s business, operations and prospects;
•changes in market assessments of BP’s or the Partnership’s business, operations and prospects;
•changes in market assessments of the likelihood that the Merger will be completed;
•interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of BP ADSs or the Partnership’s common units; and
•legislation, governmental regulation and legal developments in the business in which BP and the Partnership operate.

If the price of BP ADSs at the closing of the Merger is less than the price of BP ADSs on the date that the Merger Agreement was signed, then the market value of the Merger Consideration will be less than contemplated at the time the Merger Agreement was signed.

Risks Related to Our Business

Events outside of our control, including a pandemic such as the global outbreak of COVID-19, variants of COVID-19, and the potential global recession could have a material adverse impact on our financial position, results of operations and cash flows.

In 2020, the COVID-19 outbreak began to spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. In the fourth quarter of 2021, a highly contagious variant of COVID-19, Omicron, was detected in multiple countries. Various containment measures were reinstituted, which included the quarantining of cities, regions and countries. The continued risks associated with COVID-19 have also impacted the BP Pipelines workforce and the methods, protocols, and processes undertaken to meet our business objectives.

The current commodity price environment may continue to fluctuate based on over-supply, decreasing demand and a potential global economic recession. With decreased demand and the storage and transportation constraints further adding to the pressure on commodities prices, refiners may curtailed output. If detection of new variants persist and containment measurers are reinstituted beyond 2022, we could continue to see a significant decline in demand for our services with respect to our onshore pipelines if volumes shipped on such pipelines remain below the existing MVCs. The MVC agreements executed on November 3, 2020 provide downside protection to the Partnership albeit at a lower level than in prior years on BP2 and Diamondback.

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

In addition, outbreaks of COVID-19 could potentially further impact the BP Pipelines workforce. The infection of key personnel, and/or the infection of a significant amount of the BP Pipelines workforce, could have a material adverse impact on our business, financial condition and results of operations.

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

In 2022, BP provided an update on strategic progress and accelerated its net zero ambition and aims. BP is now aiming to be net zero across operations, production and sales by 2050 or sooner. To accomplish this, BP now aims to reduce operational emissions by 50% by 2030, compared with an aim of 30-35% previously. BP is now also aiming for net zero lifecycle emissions from the energy products it sells by 2050 or sooner – a significant advance from the previous aim of a 50% reduction in their emissions intensity. Additionally, the aim’s scope is expanding to include physically traded sales of energy products. For 2030 bp is aiming for a 15-20% reduction in the lifecycle carbon intensity of these products.

Since we are dependent on BP for a substantial majority of the crude oil, natural gas, refined products and diluent that we transport, and BP plans to reduce its production of such products, we can offer no assurances that we will be able to effectively or efficiently integrate our operations with BP’s focus on low carbon energy. If we are unable to integrate our business with BP’s strategy, or if execution of such business structure and strategy requires more time than expected, our business, results of operations, financial condition and ability to make cash distributions to our unitholders could be adversely affected.

We may not have sufficient cash available for distribution following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay minimum quarterly distributions to our unitholders.

The amount of cash available for distribution we must generate to support the payment for four quarters of minimum quarterly distributions on our common and subordinated units, outstanding as of December 31, 2021, is $110.0 million (or an average of approximately $27.5 million per quarter). However, we may not generate sufficient cash flows each quarter to enable us to maintain or grow our current distribution level, or to pay minimum quarterly distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, our throughput volumes, tariff rates and fees and prevailing economic conditions. In addition, the actual amount of cash flows we generate will also depend on other factors, some of which are beyond our control, including:

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

If we are unable to obtain needed capital or financing on satisfactory terms to fund any future expansions of our asset base, our ability to make quarterly cash distributions may be diminished or our financial leverage could increase. Other than our revolving credit facility and term loan facility, we do not have any commitment with any of our affiliates or third parties to provide any direct or indirect financial assistance to us.

We will be required to use cash from our operations, incur borrowings or access the capital markets in order to fund any future expansion capital expenditures. As of December 31, 2021, we have $132 million in available borrowings under our revolving credit facility, which terminates on October 31, 2022. The entities in which we own an interest may also incur borrowings or access the capital markets to fund future capital expenditures. Our and their ability to obtain financing or access the capital markets may be limited by our or their financial condition at such time as well as the covenants in our or their debt agreements, general economic conditions and contingencies, or other uncertainties that are beyond our control. The terms of any such financing could also limit our ability to pay distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

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

For example, on June 13, 2019, a building fire occurred at the Griffith Station on BP2. For additional information, refer to Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Additionally, the operations of our offshore pipelines were adversely affected by Hurricane Ida, resulting in a reduction of approximately $8 million to $10 million to our cash available for distribution for the year ended December 31, 2021 relative to our financial outlook.

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

Our profitability and cash flow are dependent on our ability to maintain the current volumes of crude oil, natural gas, refined products and diluent that we transport. A decision by BP Products not to enter into new minimum volume commitment agreements following their respective terms, or a decision by BP or another shipper to substantially reduce or cease to ship volumes of crude oil, refined products or diluent on our pipelines could cause a significant decline in our revenues. For example, we recognized approximately $3.0 million and $1.0 million of deficiency revenue under the throughput and deficiency agreements with BP Products with respect to BP2 and Diamondback, respectively, for the year ended December 31, 2021. The throughput and deficiency agreement for BP2 expires in December 2023 and contains decreasing volume commitments of 10kbpd per year. The throughput and deficiency agreements for Diamondback expire in June 2022 and December 2023. If volumes on BP2 and Diamondback do not improve or we do not enter into new minimum volume commitment agreements after their expiration, our results will be adversely impacted. Additionally, our minimum volume commitment agreements only support our onshore operations. These agreements terminate at the expiration of their respective terms, and may be terminated earlier under certain specified circumstances, and BP Products is under no obligation to enter into new minimum volume commitment agreements. Please read “Business-Our Commercial Agreements with BP-Minimum Volume Commitment Agreements.”

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

Substantially all of the volumes that we transport through our onshore pipelines are directly or indirectly dependent on the ongoing operation of the Whiting Refinery. For the year ended December 31, 2021, 100% of the volumes that we transported on BP2 and River Rouge were delivered to, or originated from the Whiting Refinery and some of the diluent that Diamondback transported from BP’s Black Oak Junction originated at the Whiting Refinery. Accordingly, any material decrease in the utilization of and/or demand for refined products or diluent from the Whiting Refinery could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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
We are dependent on BP for a substantial majority of the crude oil, natural gas, refined products and diluent that we transport. Total revenue from BP represented 98.0%, 97.8% and 97.7% of our revenues for the years ended December 31, 2021, 2020 and 2019, respectively. BP is also a material customer of Mars, Ursa, KM Phoenix and each of the Mardi Gras Joint Ventures. BP’s volumes represented approximately 95.8%, 95.2% and 95.1% of the aggregate total volumes transported on the Wholly Owned Assets for the years ended December 31, 2021, 2020 and 2019, respectively. BP’s volumes represented approximately 52.9% of the aggregate total pipeline volumes transported on the Wholly Owned Assets, Mars, the Mardi Gras Joint Ventures, and Ursa combined for the year ended December 31, 2021. It is likely that we will continue to derive a significant portion of our revenue from BP. Therefore, any event, whether in our area of operations or otherwise, that adversely affects BP’s production, financial condition, leverage, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the business risks of BP, some of which are the following:

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
•adverse effects of governmental and environmental regulation; and
•losses from pending or future litigation.

As discussed above, BP publicly introduced a new strategy, business structure, leadership team and core capabilities: operations, customers, low carbon and innovation. We can offer no assurances that we will be able to effectively or efficiently integrate our operations with BP’s focus on low carbon energy.

Additionally, BP may suffer a decrease in production volumes in the areas serviced by us and is not obligated to use our services with respect to volumes of crude oil, refined products or diluent in excess of the minimum volume commitments under its commercial agreements with us. Please read “Business-Our Commercial Agreements with BP-Minimum Volume Commitment Agreements.” The loss of a significant portion of the volumes supplied or shipped by BP would result in a material decline in our revenues and our cash available for distribution. For example, we recognized approximately $4.0 million of deficiency revenue under the throughput and deficiency agreements with BP Products with respect to BP2 and Diamondback for the year ended December 31, 2021. Our throughput and deficiency agreement with BP2 will expire December 2023, and our throughput and deficiency agreements with Diamondback will expire June 2021 and December 2023. If volumes on BP2 and Diamondback do not improve or we do not enter into new minimum volume commitment agreements after their expiration, our results will be adversely impacted. In particular, a subsidiary of BP Pipelines owns the BP1 pipeline, which also delivers crude oil from Cushing, Oklahoma to the Whiting Refinery. The capacity of BP1, when combined with BP2’s 475 kbpd current capacity significantly exceeds Whiting Refinery’s nameplate capacity of 430 kbpd. BP Products could choose to ship volumes to Whiting Refinery on BP1 instead of BP2, resulting in a material decline in volumes on BP2. BP may choose to ship on pipelines other than BP2, for example in the case of apportionment on certain pipelines feeding into BP2 or for other commercial reasons.

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

For example, the operations of our offshore pipelines were adversely affected by Hurricane Ida, resulting in a reduction of approximately $8 million to $10 million to our cash available for distribution for the year ended December 31, 2021 relative to our financial outlook. Such events have been, and may in the future be material and may cause a serious business disruption or serious damage to our pipeline systems which could affect such systems’ ability to transport crude oil and natural gas. Additionally, such severe weather conditions may be exacerbated by climate change.

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

All of the insurance policies relating to our assets and operations are subject to policy limits. We and the entities in which we own an interest do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Changes in the insurance markets subsequent to the September 11, 2001 terrorist attacks and Hurricanes Katrina, Rita, Gustav, Ike, Harvey and Ida have made it more difficult and more expensive to obtain certain types of coverage, and we have elected to self-insure portions of our asset portfolio or insure with third parties. For example, neither we nor the entities in which we own an interest that own our offshore pipeline systems carry named windstorm insurance for any of the offshore pipeline systems. Significant uninsured losses could have a material adverse effect on our business, financial condition and results of operation which could put pressure on our liquidity and cash flows.

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

Changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, PHMSA finalized new pipeline safety rules for hazardous liquids and gas transmission pipelines in October 2019. The Safety of Hazardous Liquids Pipelines final rule addressed topics such as: inspections of onshore and offshore pipelines following extreme weather events and natural disasters, periodic assessment of pipelines not currently subject to integrity management, expanded use of leak detection systems, increased use of in-line inspection tools, and other requirements. In June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities in accordance with the PIPES Act of 2020. PHMSA, together with state regulators, are expected to commence and complete inspection of these plans in 2022. This and any future changes in existing laws and regulations could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition. Our actual compliance implementation costs may also be affected by industry-wide demand for the associated contractors and service providers.

Pipeline failures or failures to comply with applicable regulations could result in shut-downs, capacity constraints or operational limitations to our pipelines. Failure to comply with applicable PHMSA regulations can also result in significant fines and penalties. PHMSA has the power to assess penalties of up to $225,134 per violation per day of violation, and up to $2,251,134 for a series of related violations. These amounts, moreover, are subject to future inflation adjustments.

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

Failure to comply with these laws, regulations and permits may result in joint and several or strict liability or the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our pipeline systems pass, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-

compliance, with environmental laws and regulations or for remediation costs, personal injury or property damage. In addition, we may experience a delay in obtaining or be unable to obtain required permits or approvals for projects related to our pipeline systems, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenues, which in turn could affect our business, financial condition, results of operations, cash flows and ability to make cash distributions. As new environmental laws and regulations are enacted, the level of expenditures required for environmental matters could increase. Current and future legislative action and regulatory initiatives could result in changes to operating permits, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we transport, and decreased demand for products we handle that cannot be assessed with certainty at this time. We may be required to make expenditures to modify operations or install pollution control equipment or release prevention and containment systems that could materially and adversely affect our business, financial condition, results of operations and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our services.

Our customers are also subject to environmental laws and regulations that affect their businesses, and changes in these laws or regulations could materially adversely affect their businesses or prospects. In addition, President Biden has announced that climate change will be a focus of his administration.

Our operations, and those of our customers and suppliers, are subject to a series of risks regarding climate change.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. As a result, our operations as well as the operations of our customers and suppliers are subject to a series of regulatory, political, litigation, and financial risks regarding climate change.

In the U.S., no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has made climate change a focus of his administration and has issued several executive orders addressing climate change. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implementing GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, subsequently, the U.S. Congress approved, and President Biden signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. Additionally, in November 2021, EPA issued a proposed rule that, if finalized, would establish OOOO(b) new source and OOOO(c) first-time existing source standards of performance for methane and volatile organic compound emissions for oil and gas facilities. Operators of affected facilities will have to comply with specific standards of performance to include leak detection using optical gas imaging and subsequent repair requirement, and reduction of emissions by 95% through capture and control systems. EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule and anticipates the issuance of a final rule by the end of the year. We cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the fossil fuel industry remain a significant possibility. Increased regulation of GHGs has the potential to result in increased compliance costs on our operations and the operations of our customers, and more stringent GHG regulations could adversely affect the production of or demand for crude oil, natural gas, or refined products, which may ultimately reduce demand for the services our assets provide.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored "Paris Agreement" requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions (“NDCs”) every five years after 2020. Following President Biden’s executive order in January 2021, the United States rejoined the Paris Agreement and, in April 2021, established a goal of reducing economy-wide net GHG emissions 50-52% below 2005 levels by 2030. Additionally, at the 26th Conference of the Parties (“COP26”) in Glasgow in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge; an initiative committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The full impact of these actions is uncertain at this time and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon us and our customers’ operations.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including action taken by President Biden with respect to his climate change related pledges. On January 27, 2021, President Biden issued an executive order that called for substantial action on climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. The Biden Administration has also called for restrictions on leasing on federal land. For more information, see our risk factor titled “Actions by the Biden Administration may limit the amount of production available to deliver through our pipelines.” Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or more restrictive GHG emission limitations for oil and gas facilities. Litigation risks are also increasing as a number of parties have sought to bring suit against certain oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

There are also increasing financial risks for companies in the fossil fuel sector as shareholders currently invested in such companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Subsequently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Although we cannot predict the effects of these actions, such limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities, which could reduce demand for our products and services. Additionally, the Securities and Exchange Commission announced its intention to promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, this may result in additional costs to comply with any such disclosure requirements.

We cannot predict the potential impact of changes to climate change legislation and regulations to address GHG emissions in the United States or of any climate-related litigation on our future consolidated financial condition, results of operations or cash flows; however, changes in laws, regulations, policies and obligations relating to climate change, including carbon pricing, could impact our assets, costs, revenue generation and growth opportunities. Additionally, political, litigation and financial risks may result in oil and natural gas companies restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the demand for our services. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

Climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our operations, as well as those of our customers or suppliers. Such physical risks may result in damage to our or our customers’ facilities, or otherwise adversely impact their operations, such as if they become subject to water use curtailments in response to drought, or demand for their products, such as to the extent warmer winters reduce the demand for energy for heating purposes, which may ultimately reduce demand for our services.

Increasing attention to ESG matters and conservation matters may impact our business.

Increasing attention to, and social expectations on companies to address, climate change and other environmental and social impacts, investor and societal explanations regarding voluntary ESG disclosures, and increased consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for crude oil, natural gas, and refined products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation or contribution to the asserted damage, or other mitigating factors. While we may participate, or consider participating, in various voluntary frameworks and certification programs to improve the ESG profile of our operations, we cannot guarantee that such participation or certification will have the intended results on our products’ ESG profiles.

Moreover, while we or our Parent may create and publish disclosures regarding ESG matters from time to time, many of the statements in such disclosures will be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment or other industries which could have a negative impact on our stock price and/or our access to and costs of capital. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations.

Actions by the Biden Administration may limit the amount of production available to deliver through our pipelines.

The Biden Administration has taken several actions that may limit the extent of oil and gas development on federal lands and waters. On January 20, 2021, the Acting Secretary of the Department of the Interior issued an order temporarily suspending the issuance of new authorizations, including leases and permits, for such activities. On January 27, 2021, President Biden issued an executive order that suspends the issuance of new leases for oil and gas development on federal lands and waters to the extent permitted by law and calls for a review of existing leasing and permitting practices for such activities. The suspension of these federal leasing activities prompted legal action by several states against the Biden administration resulting in the issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. The federal government is appealing the district court decision but, in the interim, the Bureau of Ocean Energy Management (“BOEM”) has resumed lease auctions, consistent with the preliminary injunction. Separately, the DOI released its report on federal gas leasing and permitting practices in November 2021, which contained several recommendations on how to revise the current program, including by adjusting royalty and bonding rates, prioritizing leasing in areas with known resource potential, and avoiding leasing that conflicts with recreation, wildlife habitat, conservation, and historical and cultural resources. Implementation of many of the recommendations in the DOI report would require Congressional action. All shippers production flowing through our offshore pipelines and expected future production for those pipelines are expected to come from offshore federal leases. Although the order does not apply to existing operations under valid leases, we cannot guarantee that further action will not be taken to curtail oil and gas development on federal lands and offshore waters, which could significantly reduce future volumes on our offshore system.

Subsidence and erosion could damage our pipelines, particularly along the Gulf Coast and offshore and the facilities that serve our customers, which could adversely affect our operations and financial condition.

Our pipeline operations along the Gulf Coast and offshore could be impacted by subsidence and erosion. Subsidence issues are also a concern for our Midwestern pipelines at major river crossings. Subsidence and erosion could cause serious damage to our pipelines, which could affect our ability to provide transportation services or result in leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water, groundwater, or to the U.S. Gulf of Mexico, which could result in liability, remedial obligations, and/or otherwise have a negative impact on continued operations. Additionally, such subsidence and erosion processes could impact our customers and they may be unable to utilize our services. Subsidence and erosion could also expose our operations to increased risks associated with severe weather conditions and other adverse events and conditions, such as hurricanes and flooding. As a result, we may incur significant costs to repair and preserve our pipeline infrastructure. Such costs could adversely affect our business, financial condition, results of operation or cash flows. Moreover, local governments and landowners have filed several lawsuits in Louisiana against energy companies, alleging that their operations contributed to increased coastal erosion and seeking substantial damages.

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

Moreover, judicial interpretations of environmental laws and regulations may also impede the issuance of permits for our pipeline projects. For example, following a Montana federal district court’s vacatur of the U.S. Army Corps of Engineers’ Nationwide Permit (“NWP”) 12 for utility line construction under the Clean Water Act and remand to the Corps for non-compliance with the Endangered Species Act (“ESA”) in April 2020, there has been a succession of legal actions relating to NWP 12, including the federal court limiting the order by narrowing its applicability to the construction of new oil and gas pipelines, and litigation to stay the order that resulted in the U.S. Supreme Court granting an emergency stay of the order, except as it applies to the pipeline project that was the subject of the original case, Keystone XL. This ongoing litigation has created tremendous uncertainty within the pipeline industry regarding the scope of pipeline activities still allowed to use NWP 12 and concern over the potential long-term harms to pipeline projects throughout the country if the appeal of the district court’s order in the Ninth Circuit is unsuccessful. In response to the uncertainty, many companies have reconsidered permitting strategies for projects that were depending on the use of NWP 12. For example, companies have incurred additional costs and project delays by switching to alternative NWPs or the significantly more time-consuming individual permits. In some cases, companies have had to assume some risk in continuing to use NWP 12, particularly for those projects already in the construction phase. In January 2021, the Corps published in the Federal Register its final rule reissuing and modifying a subset of its suite of NWPs, including an amended NWP 12 that authorizes only oil and gas pipeline projects (but including refined products within the scope of oil and gas) and two new NWPs authorizing other utility line activities. However, in October 2021, the District Court for the Northern District of California issued a decision vacating a 2020 rule revising the Clean Water Act Section 401 certification process which several NWPs, including the revised NWP 12, relied on. Following a temporary pause on permitting decision in November 2021, the Corps announced that permitting under such NWPs would resume, with the Corps coordinating with certifying authorities for Section 401 certification as needed. Litigation regarding the use of NWP 12 is ongoing. As a result, there is significant uncertainty surrounding the future use of NWP 12. Any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. This, in turn, could have an adverse effect on our business, financial condition, and results of operation. We are closely monitoring the litigation and proposed reissuance of NWP 12 and will continue to evaluate the impacts to our business.

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

Caesar, Ursa, Cleopatra, Proteus, and portions of Endymion and Mars provide transportation services that are subject to regulation by FERC pursuant to OCSLA, which includes a duty to provide open and non-discriminatory access on their facilities. Shippers or other entities may protest the terms or conditions of these pipelines' transportation services as being inconsistent with the open access and non-discrimination requirements of OCSLA. If FERC grants such a protest, the pipeline may be required to modify the terms or conditions of its transportation services, which could adversely affect our revenue and our ability to make distributions to our unitholders.

Gas-gathering facilities are generally exempt from FERC’s jurisdiction under the NGA. Determinations as to whether a gas pipeline provides FERC-regulated transmission service or non-jurisdictional gathering service have been subject to substantial litigation over time. If FERC were to determine that the services provided by our gas-gathering facilities are not exempt from FERC regulation, then FERC could exercise authority over the rates and terms and conditions of service. Regulation by FERC could increase our operating costs, and could negatively affect our results of operations and financial condition, and failure to comply with the requirements of the NGA could result in the imposition of civil or criminal penalties.

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

Some of our long-term transportation agreements and tariffs for crude oil shipments include an FLA, including certain agreements and tariffs on BP2 and Mars.

Mars collects FLA to reduce exposure to differences in crude oil measurement between origin and destination meters, which can fluctuate. This arrangement exposes Mars to risk of financial loss in some circumstances when the crude oil is received from a customer and there is a difference between our measurement and theirs; it is not always possible to completely mitigate the measurement differential. If the measurement differential exceeds the fixed loss allowance, the pipeline must make the customer whole for the difference in measured crude oil. Additionally, Mars takes title to any excess product that we transport when product losses are within the allowed levels, and we sell that product several times per year at prevailing market prices. This allowance oil revenue is subject to more volatility than transportation revenue, as it is directly dependent on measurement capability and prevailing commodity prices at the time of sale.

On BP2, we do not take physical possession of the allowance oil as a result of our services, due to lack of storage associated with this asset. Accordingly, on BP2, we settle allowance oil receivables monthly at prices reflective of the current market conditions. Allowance oil revenue accounted for 10.4%, 4.5%, and 8.0% of our total revenue in 2021, 2020 and 2019, respectively.

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

In the second half of 2020, BP introduced a new business structure, leadership team and core capabilities. In February 2022, BP publicly disclosed the company would generate $3 billion to $4 billion of cash cost savings, relative to 2019, through a continued relentless focus on cost efficiency, investment in digital and agile ways of working.

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

For example, during the third and fourth quarters of 2020, certain members of our management team retired.

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

Our term loan facility uses a floating interest rate which could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by our level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

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

In addition, our partnership agreement does not require us to pay any distributions at all. However, the Merger Agreement contains a provision that, during the period from December 19, 2021 until consummation of the Merger, in no event will any regular quarterly cash distribution declared or paid to unitholders be less than $0.3475 per unit.

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

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner, engaging in activities incidental to its ownership interest in us and providing management, advisory, and administrative services to its affiliates or to other persons. However, affiliates of our general partner, including BP Pipelines, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. For example, a subsidiary of BP Pipelines owns the BP1 pipeline, which also delivers crude oil from Cushing, Oklahoma to the Whiting Refinery. The capacity of BP1, when combined with BP2’s 475 kbpd current capacity, significantly exceeds Whiting Refinery’s nameplate capacity of 430 kbpd. BP Products could choose to ship volumes to the Whiting Refinery on BP1 instead of BP2, resulting in a material decline in volumes on BP2. If such decline in volumes on BP2 were to occur or continue following the expiration of BP’s obligation with respect to minimum volume commitments on BP2, such a decline could result in a significant reduction in revenues that could have a material adverse effect on our results of operations. BP may choose to ship on pipelines other than BP2, for example in the case of apportionment on certain pipelines feeding into BP2 or for other commercial reasons.

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

Pursuant to our partnership agreement, we will reimburse our general partner and its affiliates, including BP Pipelines, for costs and expenses they incur and payments they make on our behalf. Pursuant to the omnibus agreement and subsequent adjustments, we paid BP Pipelines a fee of $15.5 million for the year ended December 31, 2021, for general and administrative services, and, in addition, to reimburse personnel and other costs related to the direct operation, management and maintenance of the assets. Our general partner, in good faith, may adjust the administrative fee to reflect, among others, any change in the level or complexity of our operations, a change in the scope or cost of services provided to us, inflation or a change in law or other regulatory requirements, the contribution, acquisition or disposition of our assets or any material change in our operation activities. In addition, pursuant to the omnibus agreement, we will reimburse our general partner for payments to BP Pipelines and its affiliates for other expenses incurred by BP Pipelines and its affiliates on our behalf to the extent the fees relating to such services are not included in the general and administrative services fee. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees to our general partner and its affiliates will reduce our cash available for distribution. There is no limit on the fee and expense reimbursements that we may be required to pay to our general partner and its affiliates. Refer to Part III, Item 13 — “Omnibus Agreement” for additional information.

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

The holder or holders of a majority of our incentive distribution rights (currently our general partner) have the right to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be calculated equal to an amount equal to the prior cash distribution per common unit for the fiscal quarter immediately preceding the reset election (which amount we refer to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units equal to the number of common units that would have entitled the holder to an aggregate quarterly cash distribution for the quarter prior to the reset election equal to the distribution on the incentive distribution rights for the quarter prior to the reset election.

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

If our unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. Our general partner may not be removed except for cause by a vote of the holders of at least 66 2/3% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. BP Holdco owns an aggregate of 54.4% of our common units as of March 9, 2022.

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

If at any time our general partner and its affiliates own more than 80% of the outstanding common units, our general partner, its affiliates or we will have the right, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of March 9, 2022, BP Holdco owned 54.4% of our common units.

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

As of March 9, 2022, we have 104,813,074 common units and no subordinated units outstanding. All of the subordinated units converted into common units on a one-for-one basis at the end of the subordination period. Sales by BP Holdco or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to BP Holdco. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold. Alternatively, we may be required to undertake a future public or private offering of common units and use the net proceeds from such offering to redeem an equal number of common units held by BP Holdco.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment.

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

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.

If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations and other guidance from the IRS further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023, and after that date, if effected through a broker, the obligation to withhold on a transfer of interests in a publicly traded partnership is imposed on the transferor’s broker. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

As disclosed in Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements, the Partnership is a party to ongoing legal proceedings in the ordinary course of business, and the disclosure set forth in that footnote relating to certain legal proceedings is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Partnership's Common Equity

Our common units trade on the NYSE under the symbol “BPMP”. At the close of business on March 9, 2022, there were four unitholders of record of the Partnership's common units.

Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during the quarter or fiscal year ended December 31, 2021 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Market Repurchases

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The Board of Directors for our general partner adopted the BP Midstream Partners LP 2017 LTIP, which permits the issuance of up to 5,502,271 common units. Phantom unit grants have been made to three of the independent directors of our general partner under the LTIP. Refer to Note 14 - Unit-Based Compensation in the Notes to Consolidated Financial Statements and Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding our equity compensation plan as of December 31, 2021.

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

Merger Provisions Regarding Cash Distributions

During the period from December 19, 2021, the date of the Merger Agreement, until consummation of the Merger, if permitted by applicable law, the General Partner will cause the Partnership to declare and pay regular quarterly cash distributions to unitholders consistent with past practice. In no event will any regular quarterly cash distribution declared or paid to unitholders be less than $0.3475 per unit. In addition, BP and the Partnership will coordinate record dates and payment dates on the common units such that unitholders will not receive for any quarter both distributions in respect of common units and dividends in respect of BP ADSs that they receive as Merger Consideration in exchange therefor. If the Merger is successfully consummated, all outstanding public common units will be converted into, and will thereafter represent only, the right to receive BP ADSs at the Exchange Ratio, will be automatically cancelled, and will no longer receive quarterly distributions from the Partnership.

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

Subordination Period

General

Our partnership agreement provides that, during the subordination period (which we describe below), the common units had the right to receive distributions from operating surplus each quarter in an amount equal to $0.2625 per common unit plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions from operating surplus may be made on the subordinated units. These units were deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units would not be entitled to receive any distribution from operating surplus for any quarter until the common units received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages would be paid on the subordinated units. The practical effect of the subordinated units was to increase the likelihood that during the subordination period, there would be sufficient cash from operating surplus to pay the minimum quarterly distribution on the common units.

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

Expiration of the Subordination Period

Accordingly, effective February 12, 2021, the first business day following the payment of the distribution, all of our subordinated units were automatically converted into common units on a one-for-one basis and the subordination period was terminated. The converted common units now participate pro-rata with the other common units in distributions.

Item 6. [RESERVED]

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

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Partnership Overview

We are a fee-based, growth-oriented master limited partnership formed by BP Pipelines, an indirect wholly owned subsidiary of BP, to own, operate, develop and acquire pipelines and other midstream assets. Refer to Note 1 - Business and Basis of Presentation in the Notes to Consolidated Financial Statements.

Merger Transactions

Take Private Proposal

On August 4, 2021, the board of directors of BP Midstream Partners GP LLC, a Delaware limited liability company and the general partner of our Partnership (the “General Partner”) received a non-binding preliminary proposal letter from BP Pipelines, through its wholly-owned subsidiary BP Midstream Partners Holdings LLC, to acquire all of our issued and outstanding common units not already owned by BP Pipelines or its affiliates at a to-be-determined fixed exchange ratio.

Merger Agreement

On December 19, 2021, BP Midstream Partners LP, BP Midstream Partners GP LLC, BP p.l.c., BP Midstream Partners Holdings LLC, (“Holdings”), and BP Midstream RTMS LLC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of BP (the “Merger”).

Under the terms of the Merger Agreement, at the effective time of the Merger, (i) each outstanding common unit other than those owned by BP and its subsidiaries (each, a “Public Common Unit”) will be converted into the right to receive 0.575 BP American Depositary Shares (“ADSs”) each representing six ordinary shares of BP (the “Merger Consideration” and such ratio, the “Exchange Ratio”). In connection with the Merger, (i) any partnership interests that are owned by the Partnership or any of the Partnership’s subsidiaries will be cancelled; and (ii) the common units owned by Parent and its subsidiaries, the General Partner’s general partner interest and the incentive distribution rights in the Partnership will not be cancelled, will not be converted into the right to receive Merger Consideration and will remain outstanding following the Merger.

The Partnership has entered into a Support Agreement, dated as of December 19, 2021 (the “Support Agreement”), with Holdings, pursuant to which Holdings has irrevocably and unconditionally agreed to deliver a written consent covering all of the Partnership Common Units beneficially owned by it in favor of the Merger, the approval of the Merger Agreement and the transactions contemplated by the Merger Agreement and any other matter necessary or desirable for the consummation of the transactions contemplated by the Merger Agreement (the “Support Written Consent”), within two business days following the effectiveness of the registration statement.

Registration Statement

A registration statement on Form F-4 registering 165,164,448 shares of BP Ordinary Shares, which will be issued in the form of American depositary shares, each representing six BP Ordinary Shares (“BP ADSs”), to effectuate such acquisition of Public

Common Units was filed by BP on January 31, 2022, as amended (Registration No. 333-262425) (the “Registration Statement”) and declared effective by the Securities and Exchange Commission (the “SEC”) on March 4, 2022. Completion of the transaction is expected in the second quarter, subject to customary closing conditions. Upon completion, the Partnership Common Units will cease to be listed on the New York Stock Exchange (“NYSE”) and will be subsequently deregistered under the Securities Exchange Act of 1934, as amended. For more information, see the risks and uncertainties discussed in Part I, Item 1A. Risk Factors—Risks Related to the Merger in this Annual Report.

Business Environment, Market Conditions and Outlook

The impacts to the energy industry from the decline and subsequent volatility in demand for petroleum and petroleum-based products resulting from the response to the global outbreak of COVID-19 have been unprecedented. Management continues to monitor the uneven macro environment. For risks associated with COVID-19, hurricanes and other factors, refer to “Item 1A. Risk Factors” in this Annual Report.

In the year ended December 31, 2021, we experienced a reduction in volumes on our onshore pipelines compared to 2020. On Diamondback and River Rouge, we experienced lower throughput due to reduced demand from shippers. With respect to BP2, there was a slight increase in volumes as a result of lower apportionment during the fourth quarter on the Enbridge mainline and refinery feedstock optimization. The impacts of this reduction in volumes are partially offset by $4.0 million of deficiency revenue recorded under our MVCs.

Weather Impacts and Hurricane Ida

The Atlantic hurricane season this year was the third-most active on record in terms of the number of storms in a single season. During the third and fourth quarters of 2021, the operations of our Offshore Pipelines were disrupted by multiple weather events in the Gulf of Mexico. Such events have been material, and are reasonably likely in the future to cause a serious business disruption or serious damage to our pipeline systems which could affect such systems’ ability to transport crude oil and natural gas.

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

While no damage was directly incurred by any of the assets held by the Mars joint venture that we have an interest in, damage to the West Delta-143 facility was discovered after a comprehensive damage assessment and resulted in the facility remaining offline for repairs. On November 5, 2021, the West Delta-143 offshore facilities safely re-started operations. With the facilities now operational, the Mars Oil Pipeline resumed normal operations.

Shippers provided notice that, effective as of August 29, 2021, Hurricane Ida constituted an event of force majeure under their current contracts, which has since been cancelled consistent with the resumption of normal operations of the Mars Oil Pipeline. We estimate that this outage caused a reduction of approximately $8 million to $10 million to our cash available for distribution for the year ended December 31, 2021 relative to our financial outlook. For more information, refer to our risk factor titled “Hurricanes and other severe weather conditions, natural disasters or other adverse events or conditions could damage our pipeline systems or disrupt the operations of our customers, which could adversely affect our operations and financial condition.”

COVID-19

Uncertainties related to COVID-19 continue to affect the oil and gas industry, including the possibility of renewed restrictions on various commercial, social, and economic activities, thereby impacting the demand for crude oil, natural gas, and refined products.

To limit the impact of COVID-19, BP Pipelines, as operator of our assets under the omnibus agreement, and our other customers, as well as third-party operators of our pipelines, have implemented various protocols for both onshore and offshore personnel; however, these protocols may not prove to be successful. There is risk of decreased volumes with respect to our offshore operations if operators take actions to reduce operations in response to demand volatility or the inability to control COVID-19 infections on platforms and are required to shut-in. Additionally, we expect the shippers on our offshore pipelines to continue to find buyers for their production; however, they may not be successful.

BP Pipelines and the third-party operators of our assets have taken steps and continue to actively work to ensure appropriate practices are adopted for continued functioning of our assets as well as mitigation strategies for any office or worksite where COVID-19 may be detected. However, there is no certainty that the measures we take will be ultimately sufficient.

Climate Change

In the bp Energy Outlook 2020, which is not incorporated into and does not form a part of this Annual Report or any other filings we make with the SEC, our Parent describes the potential implications of climate change and the energy transition on both primary energy demand and the energy system over the next 30 years, through three long-term scenarios.

These scenarios are complex and subject to substantial uncertainty due to the many factors and assumptions involved in them, which are not detailed in this Form 10-K. BP2, River Rouge and Diamondback are operated by BP Pipelines personnel under the omnibus agreement. Any judgments and assumptions taken by our Parent could potentially result in adverse impacts on demand for our services, for which we cannot predict the speed or intensity of any such impacts at this time. For more information, see our risk factor “Increasing attention to ESG matters and conservation matters may impact our business.”

How We Generate Revenue

Onshore Assets

We generate revenue on our onshore pipeline assets through published tariffs (regulated by FERC) or contracted rates applied to volumes moved.

We have entered into throughput and deficiency agreements with BP Products with respect to volumes transported on BP2, River Rouge and Diamondback that expire December 31, 2023. Under these fee-based agreements, we provide transportation services to BP Products, in exchange for BP Products’ commitment to pay us the applicable tariff rates for the minimum monthly volumes, whether or not such volumes are physically shipped by BP Products through our pipelines.

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

The Proteus and Caesar pipelines have an order from the FERC declaring them to be contract carriers with negotiated rates and services. On Proteus and Caesar, the fees for the anchor shippers, which account for a majority of the volumes dedicated to Proteus and Caesar, respectively, were set for the life of the lease over the original lease volumes dedicated to Proteus and Caesar, and are not subject to annual escalation under their oil transportation contracts. The shippers have firm space that varies annually corresponding to their requested maximum daily quantity forecasts. The majority of revenues on these pipelines are generated by anchor shippers based on the specified fee for all transported volumes covered by oil transportation contracts with each shipper. Contracts entered into in connection with later connections to Proteus and Caesar may have different terms than the anchor shippers, including rates that vary with inflation.

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

Ursa is a crude oil gathering pipeline system that provides gathering and transportation services under a joint tariff extending from the Ursa Tension Leg Platform at Mississippi Canyon Block 809 to a connection with the Mars Oil Pipeline system at West Delta Block 143. From West Delta Block 143 oil is transported to Chevron’s Fourchon terminal and LOOP’s Clovelly terminal.

Fixed Loss Allowance and Inventory Management Fees

The tariffs applicable to BP2 and Mars include a fixed loss allowance (“FLA”). An FLA factor per barrel, a fixed percentage, is a separate fee under the crude oil tariffs to cover evaporation, crude viscosity, temperature differences and other losses in transit. As crude oil is transported, we and Mars earn additional income based on the applicable FLA factor and the volume transported by the customer and the applicable prices. Under the tariff applicable to BP2 and Mars, allowance oil related revenue is recognized using the average market price for the relevant type of crude oil during the month the product is transported.

In addition, Mars is entitled to inventory management fees for Louisiana offshore oil port storage.

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

Preventative and Environmental Safety

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

Storage Utilization
Storage utilization is a metric that we use to evaluate the performance of KM Phoenix's storage and terminalling assets. We define storage utilization as the percentage of the contracted capacity in barrels compared to the design capacity of the tank.

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

Total Maintenance Spend - Wholly Owned Assets

We calculate Total Maintenance Spend as the sum of maintenance expenses and maintenance capital expenditures, excluding any reimbursable maintenance capital expenditures. We track these expenses on a combined basis because it is useful to understanding our total maintenance requirements. Total Maintenance Spend for the years ended December 31, 2021 and 2020, is shown in the table below:

	Years Ended December 31,
	2021	2020
	(in millions of dollars)
Wholly Owned Assets
Maintenance expenses	$3.4	$3.8
Maintenance capital expenditures	3.6	2.1
Maintenance capital recovery (1)	(2.5)	(1.1)
Total Maintenance Spend - Wholly Owned Assets	$4.5	$4.8

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

Customers

For more information, refer to Item 1 and 2 - Business and Properties—Customers.

Regulation

Interstate common carrier pipelines are subject to regulation by various federal, state and local agencies including the FERC, the Environmental Protection Agency and the Department of Transportation. On December 17, 2020, in Docket No. RM20-14-000, FERC issued an order establishing a new index level of PPI-FG plus 0.78% for the five-year period commencing July 1, 2021 ("December 2020 Order"). Requests for rehearing of the December 2020 Order were filed with FERC. On January 20, 2022, FERC issued an order on rehearing that reverses its December 2020 Order on the five-year review of the oil pipeline rate index. FERC lowered the index from PPI-FG plus 0.78% to PPI-FG minus 0.21%. The rehearing order also directs oil pipelines to recompute their rate ceiling levels for July 1, 2021 through June 30, 2022, based upon the index of PPI-FG minus 0.21%, to be effective March 1, 2022. Additionally, FERC issued a notice that adjusts the annual change in the oil pipeline rate index for the period July 1, 2021 through June 30, 2022, to implement the PPI-FG minus 0.21% index, explaining that oil pipelines must multiply their July 1, 2020 through June 30, 2021 index ceiling levels by positive 0.984288 to recompute their July 1, 2021 through June 30, 2022 index ceiling levels.

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

Financing

We expect to fund future capital expenditures from a mixture of sources, including cash on hand, cash flow from operations and borrowings available under our credit facility.

We intend to make cash distributions to unitholders at a minimum distribution rate of $0.2625 per unit per quarter ($1.05 per unit on an annualized basis). However, the Merger Agreement contains a provision that, during the period from December 19, 2021 until consummation of the Merger, in no event will any regular quarterly cash distribution declared or paid to unitholders be less than $0.3475 per unit.

Based on the terms of our cash distribution policy, we expect that we will distribute to unitholders and the general partner, as the holder of IDRs, most of the cash generated by operations.

Griffith Station Incident

On June 13, 2019, a building fire occurred at the Griffith Station on BP2. Management performed an evaluation of the assets and determined that an impairment was required. We have incurred $0.3 million, $0.4 million, and $1.6 million in response expenses during the years ended December 31, 2021, 2020, and 2019 respectively. Reimbursable costs associated with the incident were offset with an insurance receivable. We received $2.5 million and $2.9 million of insurance proceeds during the years ended December 31, 2021 and 2020, respectively. Future proceeds from insurance claims would be recognized as a gain.

Results of Operations

The following tables and discussion contain a summary of our consolidated results of operations for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
	(in millions of dollars)
Revenue	$119.9	$128.9
Costs and expenses
Operating expenses	20.5	19.6
Maintenance expenses	3.4	3.8
General and administrative	20.2	16.9
Depreciation	2.8	2.5
Property and other taxes	0.8	0.7
Total costs and expenses	47.7	43.5
Operating income	72.2	85.4
Income from equity method investments	106.5	110.8
Interest expense, net	4.3	7.9
Net income	174.4	188.3
Less: Net income attributable to non-controlling interests	22.3	19.9
Net income attributable to the Partnership	$152.1	$168.4
Adjusted EBITDA(1)	$196.7	$213.2
Less: Adjusted EBITDA attributable to non-controlling interests	27.3	24.3
Adjusted EBITDA attributable to the Partnership(1)	$169.4	$188.9
(1) See Reconciliations of Non-GAAP Measures below.

	Years Ended December 31,
Pipeline throughput (thousands of barrels per day)(1)	2021	2020
BP2	287	276
Diamondback	44	63
River Rouge	60	69
Total Wholly Owned Assets	391	408

Mars	431	490

Caesar	173	161
Cleopatra(2)	20	18
Proteus	228	214
Endymion	228	214
Mardi Gras Joint Ventures	649	607

Ursa	59	78

Average revenue per barrel ($ per barrel)(3)
Total Wholly Owned Assets	$0.81	$0.77
Mars	1.26	1.35
Mardi Gras Joint Ventures	0.59	0.59
Ursa	0.89	0.90
(1) Pipeline throughput is defined as the volume of delivered barrels.
(2) Natural gas is converted to oil equivalent at 5.8 million cubic feet per one thousand barrels.
(3) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same period.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total revenue decreased by $9.0 million, or 7.0%, in the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the following:

•Decrease of $9.2 million from the recognition of deficiency revenue compared to the prior period, in part reflecting the lower volume threshold in the MVC agreement.
•Decrease of $6.5 million in tariff revenue driven by a $5.4 million decrease on River Rouge, and a $3.7 million decrease on Diamondback, partially offset by a $2.6 million increase on BP2.
•Increase of $6.7 million in FLA revenue from BP2 driven by an increase in throughput volume and an increase in FLA prices realized.
•Throughput volume decreased by 6.9 millions barrels driven by a 3.3 million barrels decrease on River Rouge, a 7.2 million barrels decrease on Diamondback, partially offset by an increase of 3.6 million barrels on BP2.

Operating expenses increased by $0.9 million, or 4.6%, in the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily attributable to an increase in insurance expense, partially offset by decrease in variable expense due to lower volumes.

Maintenance expenses decreased by $0.4 million or 10.5% in the year ended December 31, 2021, compared to the year ended December 31, 2020, due to reduced pipeline inspection and repair activity.

General and administrative expenses increased by $3.3 million or 19.5% in the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by a $1.9 million increase in merger-related expenditures and a $1.4 million increase in the omnibus agreement annual fee.

Income from equity method investments decreased by $4.3 million, or 3.9%, in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the impacts of Hurricane Ida on Mars, offset by an increase in earnings from the Mardi Gras Joint Ventures.

Interest expense, net decreased by $3.6 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 due to lower interest rates tied to LIBOR.

Net income attributable to non-controlling interests increased by $2.4 million or 12.1% in the year ended December 31, 2021 compared to the year ended December 31, 2020, due to the increase in earnings from Mardi Gras in the period.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Years Ended December 31,
	2021	2020
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$174.4	$188.3
Add:
Depreciation	2.8	2.5
Interest expense, net	4.3	7.9
Cash distributions received from equity method investments	121.7	125.3
Less:
Income from equity method investments	106.5	110.8
Adjusted EBITDA	196.7	213.2
Less:
Adjusted EBITDA attributable to non-controlling interests	27.3	24.3
Adjusted EBITDA attributable to the Partnership	169.4	188.9
Add:
Maintenance capital recovery(1)	2.5	1.1
Less:
Net interest paid/(received)	4.3	11.3
Maintenance capital expenditures	3.6	2.1
Cash reserves(2)	(0.1)	(3.0)
Cash available for distribution attributable to the Partnership	$164.1	$179.6

(1)Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2)Reflects cash reserved due to timing of interest payment(s).

	Years Ended December 31,
	2021	2020
	(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$188.1	$190.4
Add:
Interest expense, net	4.3	7.9
Distribution in excess of earnings from equity method investments	14.6	13.0
Less:
Change in other assets and liabilities	10.0	(2.1)
Non-cash adjustments	0.3	0.2
Adjusted EBITDA	196.7	213.2
Less:
Adjusted EBITDA attributable to non-controlling interests	27.3	24.3
Adjusted EBITDA attributable to the Partnership	169.4	188.9
Add
Maintenance capital recovery(1)	2.5	1.1
Less:
Net interest paid/(received)	4.3	11.3
Maintenance capital expenditures	3.6	2.1
Cash reserves(2)	(0.1)	(3.0)
Cash available for distribution attributable to the Partnership	$164.1	$179.6

(1)Relates to the portion of maintenance capital for the Griffith Station Incident reimbursable by insurance.
(2)Reflects cash reserved due to timing of interest payment(s).

Capital Resources and Liquidity

Currently, we expect our primary ongoing sources of liquidity to be cash generated from operations (including distributions from our equity method investments), and, as needed, borrowings under our existing credit facility. The entities in which we own an interest may also incur debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We currently have no transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities or impact our liquidity.

Based upon current expectations for the fiscal year 2022, we believe that our cash on hand and cash flow from operations will be sufficient to fund our operations for 2022. As of December 31, 2021, our cash on hand was $136.9 million.

The existing credit facility, which as of December 31, 2021 has $132 million available for borrowing, will terminate on October 30, 2022. Our relationship with the affiliate of BP is stable and management has the intent and believes the Partnership will have the ability to amend the credit facility, if necessary.

Our only debt outstanding is our $468 million borrowed under our term loan with an affiliate of BP, and there are no principal payments required with respect to that facility until 2025. Our relationship with the affiliate of BP is stable and management has the intent and believes the Partnership will have the ability to consummate a refinance, if necessary. If a refinance is not consummated, the $468 million principal will need to be paid on or before February 24, 2025.

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

Revolving Credit Facility

On October 30, 2017, the Partnership entered into a $600.0 million unsecured revolving credit facility agreement with an affiliate of BP. The credit facility terminates on October 30, 2022 and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA (as defined in the credit facility), not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. In addition, the limited liability company agreement of the General Partner requires the approval of BP Holdco prior to the incurrence of any indebtedness that would cause our leverage ratio to exceed 4.5 to 1.0.

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

In connection with an acquisition in the fourth quarter of 2018, we borrowed $468.0 million from the credit facility. This amount was outstanding at December 31, 2019, and repaid on March 13, 2020.

Term Loan Facility Agreement

On February 24, 2020, the Partnership entered into a $468.0 million Term Loan Facility Agreement ("term loan") with an affiliate of BP. On March 13, 2020, proceeds were used to repay outstanding borrowings under the existing credit facility. The term loan has a final repayment date of February 24, 2025, and provides for certain covenants, including the requirement to maintain a consolidated leverage ratio, which is calculated as total indebtedness to consolidated EBITDA, not to exceed 5.0 to 1.0, subject to a temporary increase in such ratio to 5.5 to 1.0 in connection with certain material acquisitions. Simultaneous with this transaction, we entered into a First Amendment to Short Term Credit Facility Agreement ("First Amendment") whereby the lender added a provision that indebtedness under both the term loan and credit facility shall not exceed $600.0 million. All other terms of the credit facility remain the same. As of December 31, 2021, the Partnership was in compliance with the covenants contained in the credit facility and term loan.

Cash Flows from Our Operations

Operating Activities. We generated $188.1 million in cash flow from operating activities in the year ended December 31, 2021, compared to the $190.4 million generated in the year ended December 31, 2020. The $2.3 million decrease in cash flows from operations primarily resulted from a $14.4 million decrease in net income and distributions of earnings received from equity method investments, offset by net increases from working capital changes of approximately $12.1 million. Changes in working capital were principally driven by a $6.3 million decrease in prepaid insurance expenses combined with a $4.0 million increase in current liabilities.

Investing Activities. Our cash flows used in investing activities were $0.4 million in the year ended December 31, 2021 and cash flows generated by investing activities were $12.4 million in the year ended December 31, 2020. The $12.8 million decrease in cash inflows from investing activities is primarily due to an increase of $13.7 million in funds used for capital expenditures, primarily related to the River Rouge onshore capacity increase project, a decrease of $0.7 million from proceeds from insurance claims related to Griffith Station incident, partially offset by an increase of $1.6 million in distribution in excess of earnings from equity method investments.

Financing Activities. Our cash flows used in financing activities were $177.7 million in the year ended December 31, 2021 and $174.7 million in the year ended December 31, 2020. The $3.0 million increase in cash outflows used in financing activities is due to distributions to non-controlling interests in Mardi Gras.

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

A summary of capital expenditures associated with ongoing projects related to the Wholly Owned Assets, for the years ended December 31, 2021 and 2020, is shown in the table below:

	Years Ended December 31,
	2021	2020
	(in millions of dollars)
Cash spent on expansion capital expenditures	$13.6	$1.4
Cash spent on maintenance capital expenditures	3.6	2.1
Increase in accrued capital expenditures	0.1	3.9
(Decrease) Increase in capital expenditures reimbursable to our Parent	(0.3)	0.3
Total capital expenditures incurred	$17.0	$7.7

In the year 2021, we incurred $12.9 million expansion capital expenditures for the River Rouge onshore capacity increase project and $4.1 million maintenance capital expenditures primarily associated with the Griffith Station Electrical and Controls project.

In the year 2020, we incurred $4.1 million expansion capital expenditures for the River Rouge onshore capacity increase project and $3.6 million maintenance capital expenditures. The maintenance capital expenditures were primarily associated with BP2 motor purchase and installation, and Griffith Station recovery which included a building, lighting, power, relay and PLC panels.

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

We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to equity method investments and revenue recognition. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

Accounting for Equity Method Investments

The Partnership maintains investments in several joint ventures that are accounted for under the equity method of accounting. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends received, and the Partnership’s share of the investees’ earnings or losses, which is recorded as a component of income from equity method investments. As of December 31, 2021, the Partnership’s equity method investments balance was $504.7 million, and for the year ended December 31, 2021, the Partnership’s income from equity method investments was $106.5 million.

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

The Partnership assesses its equity method investments for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When the loss is deemed to be other-than-temporary, the carrying value of the equity method investment is written down to fair value. For the years December 31, 2021 and 2020, there were no indicators of an other-than-temporary impairment identified.

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

Billings to BP Products for deficiency volumes under its minimum volume commitments, if any, are recorded in deferred revenues and credits on our consolidated balance sheets, as BP Products has the right to make up the deficiency volumes within the measurement period specified by the agreements. We consider this deferred revenue as breakage revenue and evaluate applicable accounting guidance to determine when or if to recognize the amounts into revenue. We recognize the breakage amount as revenue when the likelihood of the customer exercising its remaining rights becomes remote. The timing of recognition of breakage revenue requires management to make judgements that primarily impact our interim financial statements since our most significant MVC contracts have a 12-month measurement period that coincides with the calendar year.

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

Allowance oil income is subject to more volatility than transportation revenue, as it is directly dependent on commodity prices. As a result, the income we realize under our FLA provisions will increase or decrease as a result of changes in underlying commodity prices. A $5 per barrel change in each applicable commodity price would have changed revenue by approximately $1.1 million for the year ended December 31, 2021. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our FLA.

Interest Rate Risk

Our net income is affected by fluctuations in interest rates (e.g. interest expense on variable rate debt). A hypothetical increase of 100 basis points in the interest rate of our debt would impact the Partnership’s annual interest expense by approximately $4.7 million, assuming the $468.0 million is outstanding for an entire year.

In March 2021, the United Kingdom’s Financial Conduct Authority (FCA) announced that some USD LIBOR tenors will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Currently, our credit facility and term loan reference 3-month LIBOR rates. We are currently evaluating the impact to our operating results, financial position and cash flows from the transition from LIBOR to alternative reference interest rates, and we will continue to monitor this transition until it is completed.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BP MIDSTREAM PARTNERS LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BP Midstream Partners GP LLC and the Partners of BP Midstream Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BP Midstream Partners LP and subsidiaries (the "Partnership") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in the UK Financial Reporting Council's Guidance on Risk Management, Internal Control and Related Financial and Business Reporting and our report dated March 11, 2022 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

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

Accounting for Equity Method Investments — Refer to Notes 2 and 5 to the financial statements.

Critical Audit Matter Description

The Partnership maintains investments in several joint ventures that are accounted for under the equity method of accounting. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends received, and the Partnership’s share of the investee’s earnings or losses, which is recorded as a component of income from equity method investments. As of December 31, 2021, the Partnership’s equity method investments balance was $504.7 million, and for the year ended December 31, 2021, the Partnership’s income from equity method investments was $106.5 million.

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

•We evaluated significant equity method investments and income from equity method investments by:

-	Testing transactions occurring related to the equity method investments, such as distributions.

-
Evaluating significant judgments and estimates at the underlying equity method investments through oversight of the auditors of the equity method investees and by having direct discussions with the accounting function of the equity method investees’ management.

-
Evaluating the completeness and accuracy of the Partnership’s investment in equity method investments and income from equity method investments by obtaining audited financial statements of the joint ventures.

-
Obtaining, reviewing, and retaining information from the auditors of the joint ventures, such as information necessary to understand significant findings or issues identified by such auditors and actions taken to address them and sufficient information to reconcile the financial statement amounts audited by such auditors to the information underlying the Partnership’s financial statements.

-	Performing procedures to evaluate subsequent events impacting the equity method investments prior to the date of our auditor’s report on the Partnership’s financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 11, 2022

We have served as the Partnership's auditor since 2018.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$136.9	$126.9
Accounts receivable – third parties	0.3	0.2
Accounts receivable – related parties	11.6	11.0
Prepaid expenses	0.3	6.6
Other current assets	0.4	2.9
Total current assets	149.5	147.6
Equity method investments (Note 5)	504.7	519.9
Property, plant and equipment, net (Note 6)	82.0	67.9
Other assets	2.6	3.5
Total assets	$738.8	$738.9

LIABILITIES
Current liabilities
Accounts payable – third parties	$1.8	$1.9
Accounts payable – related parties	2.6	1.9
Deferred revenues and credits – related parties	3.8	1.8
Other current liabilities (Note 7)	9.2	7.8
Total current liabilities	17.4	13.4
Long-term debt – related parties (Note 8)	468.0	468.0
Other liabilities	2.5	3.5
Total liabilities	487.9	484.9

Commitments and contingencies (Note 12)

EQUITY
Common unitholders – Public (2021 – 47,837,828 units issued and outstanding; 2020 – 47,821,790 units issued and outstanding); BP Holdco (2021 – 56,956,712 units issued and outstanding; 2020 – 4,581,177 units issued and outstanding)	122.2	800.5
Subordinated unitholders – BP Holdco (2021 – 0 units issued and outstanding; 2020 – 52,375,535 units issued and outstanding)	—	(680.2)
General partner	1.2	1.2
Total partners' capital	123.4	121.5
Non-controlling interests	127.5	132.5
Total equity	250.9	254.0
Total liabilities and equity	$738.8	$738.9

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019
	(in millions of dollars, unless otherwise indicated)
Revenue
Third parties	$2.4	$2.9	$3.0
Related parties	117.5	126.0	125.5
Total revenue	119.9	128.9	128.5
Costs and expenses
Operating expenses – third parties	15.1	14.3	14.2
Operating expenses – related parties	5.4	5.3	5.8
Maintenance expenses – third parties	3.1	3.4	1.5
Maintenance expenses – related parties	0.3	0.4	0.3
General and administrative – third parties	4.3	2.4	2.8
General and administrative – related parties	15.9	14.5	14.1
Depreciation	2.8	2.5	2.6
Impairment and other, net	—	—	1.0
Property and other taxes	0.8	0.7	0.7
Total costs and expenses	47.7	43.5	43.0
Operating income	72.2	85.4	85.5
Income from equity method investments	106.5	110.8	116.7
Interest expense, net	4.3	7.9	15.1
Net income	174.4	188.3	187.1
Less: Net income attributable to non-controlling interests	22.3	19.9	19.2
Net income attributable to the Partnership	$152.1	$168.4	$167.9

Net income attributable to the Partnership per limited partner unit – basic and diluted (in dollars):
Common units	$1.40	$1.56	$1.58
Subordinated units	$0.18	$1.56	$1.58

Weighted Average Number of Limited Partner Units Outstanding - Basic and Diluted (in millions):
Common units – public	47.8	47.8	47.8
Common units – BP Holdco	50.9	4.6	4.6
Subordinated units – BP Holdco	52.4	52.4	52.4

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partners' Capital
(in millions of dollars)	Common Unitholders	Subordinated Unitholders – BP Holdco	General Partner	Non-controlling Interests	Total
Balance at December 31, 2018	$775.1	$(705.2)	$—	$140.9	$210.8
Net income	82.7	82.7	2.5	19.2	187.1
Distribution to unitholders ($1.2733 per unit) and general partner	(66.7)	(66.7)	(1.3)	—	(134.7)
Unit-based compensation	0.2	—	—	—	0.2
Distributions to non-controlling interests	—	—	—	(23.2)	(23.2)
Balance at December 31, 2019	$791.3	$(689.2)	$1.2	$136.9	$240.2
Net income	81.8	81.8	4.8	19.9	188.3
Distribution to unitholders ($1.3900 per unit) and general partner	(72.8)	(72.8)	(4.8)	—	(150.4)
Unit-based compensation	0.2	—	—	—	0.2
Distributions to non-controlling interest	—	—	—	(24.3)	(24.3)
Balance at December 31, 2020	$800.5	$(680.2)	$1.2	$132.5	$254.0
Net income	137.8	9.5	4.8	22.3	174.4
Distribution to unitholders ($1.3900 per unit) and general partner	(127.4)	(18.2)	(4.8)	—	(150.4)
Conversion of subordinated units	(688.9)	688.9	—	—	—
Unit-based compensation	0.2	—	—	—	0.2
Distributions to non-controlling interest	—	—	—	(27.3)	(27.3)
Balance at December 31, 2021	$122.2	$—	$1.2	$127.5	$250.9

The accompanying notes are an integral part of the consolidated financial statements.

BP MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities	(in millions of dollars)
Net income	$174.4	$188.3	$187.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2.8	2.5	2.6
Impairment and other, net	—	—	1.0
Non-cash expenses	0.3	0.2	0.3
Income from equity method investments	(106.5)	(110.8)	(116.7)
Distributions of earnings received from equity method investments	107.1	112.3	119.9
Changes in operating assets and liabilities
Accounts receivable	(0.7)	0.7	(1.8)
Prepaid expenses and other current assets	6.3	(1.4)	(0.5)
Accounts payable	0.6	0.9	(2.4)
Deferred revenues and credits – related parties	2.0	0.3	0.4
Proceeds from insurance claims	0.3	—	—
Other	1.5	(2.6)	(0.6)
Net cash provided by operating activities	188.1	190.4	189.3
Cash flows from investing activities
Capital expenditures	(17.2)	(3.5)	(1.1)
Proceeds from insurance claims	2.2	2.9	—
Distribution in excess of earnings from equity method investments	14.6	13.0	11.5
Net cash (used in) provided by investing activities	(0.4)	12.4	10.4
Cash flows from financing activities
Proceeds from issuance of debt – related parties	—	468.0	—
Repayment of debt – related parties	—	(468.0)	—
Distributions to unitholders and general partner	(150.4)	(150.4)	(134.7)
Distributions to non-controlling interests	(27.3)	(24.3)	(23.2)
Net cash used in financing activities	(177.7)	(174.7)	(157.9)
Net change in cash and cash equivalents	10.0	28.1	41.8
Cash and cash equivalents at beginning of the year	126.9	98.8	57.0
Cash and cash equivalents at end of the year	$136.9	$126.9	$98.8
Supplemental cash flow information
Cash paid for interest	$4.4	$11.6	$16.4
Cash paid for lease liabilities	0.1	0.1	0.1
Non-cash investing and financing transactions:
Accrued capital expenditures	4.2	4.1	0.2

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

As of December 31, 2021, the Partnership's assets consisted of the following:

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

Subordinated Unit Conversion

On February 11, 2021, we paid a cash distribution of $0.3475 per limited partner unit to unitholders of record on January 28, 2021, for the three months ended December 31, 2020. Following payment of the distribution, the board of directors of BP Midstream Partners GP LLC (the "General Partner") confirmed and approved that the financial tests required for conversion of our subordinated units had been met under the terms of the partnership agreement. As a result, on February 12, 2021, all of the Partnership's subordinated units were converted into common units on a one-for-one basis and the subordination period was terminated. Refer to Note 2 - Summary of Significant Accounting Policies and Note 10 - Net Income Per Limited Partner Unit for additional information.

As a result of the completion of this conversion event, common units are presented on a combined basis in the consolidated balance sheets and the consolidated statements of changes in equity as of December 31, 2021. Prior periods have been reclassified in the comparative periods to conform to current period presentation in the consolidated balance sheets and the consolidated statements of changes in equity.

Merger Transactions

Take Private Proposal

On August 4, 2021, the board of directors of BP Midstream Partners GP LLC, a Delaware limited liability company and the general partner of our Partnership (the “General Partner”) received a non-binding preliminary proposal letter from BP Pipelines, through its wholly-owned subsidiary BP Midstream Partners Holdings LLC, to acquire all of our issued and outstanding common units not already owned by BP Pipelines or its affiliates at a to-be-determined fixed exchange ratio.

Merger Agreement

On December 19, 2021, BP Midstream Partners LP, BP Midstream Partners GP LLC, BP p.l.c., BP Midstream Partners Holdings LLC, (“Holdings”), and BP Midstream RTMS LLC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of BP (the “Merger”).

Under the terms of the Merger Agreement, at the effective time of the Merger, (i) each outstanding common unit other than those owned by BP and its subsidiaries (each, a “Public Common Unit”) will be converted into the right to receive 0.575 BP American Depositary Shares (“ADSs”) each representing six ordinary shares of BP (the “Merger Consideration” and such ratio, the “Exchange Ratio”). In connection with the Merger, (i) any partnership interests that are owned by the Partnership or any of the Partnership’s subsidiaries will be cancelled; and (ii) the common units owned by Parent and its subsidiaries, the General Partner’s general partner interest and the incentive distribution rights in the Partnership will not be cancelled, will not be converted into the right to receive Merger Consideration and will remain outstanding following the Merger.

The Partnership has entered into a Support Agreement, dated as of December 19, 2021 (the “Support Agreement”), with Holdings, pursuant to which Holdings has irrevocably and unconditionally agreed to deliver a written consent covering all of the common units beneficially owned by it in favor of the Merger, the approval of the Merger Agreement and the transactions contemplated by the Merger Agreement and any other matter necessary or desirable for the consummation of the transactions contemplated by the Merger Agreement (the “Support Written Consent”), within two business days following the effectiveness of the registration statement.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
Registration Statement

A registration statement on Form F-4 registering 165,164,448 shares of BP Ordinary Shares, which will be issued in the form of American depositary shares, each representing six BP Ordinary Shares (“BP ADSs”), to effectuate such acquisition of Public Common Units was filed by BP on January 31, 2022, as amended (Registration No. 333-262425) (the “Registration Statement”) and declared effective by the Securities and Exchange Commission (the “SEC”) on March 4, 2022. Completion of the transaction is expected in the second quarter, subject to customary closing conditions. Upon completion, the Partnership Common Units will cease to be listed on the New York Stock Exchange (“NYSE”) and will be subsequently deregistered under the Securities Exchange Act of 1934, as amended.

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

We consolidate BP2, River Rouge and Diamondback, as we control these entities through 100% of the ownership interest. We control and consolidate Mardi Gras via an agreement between us and our Parent, under which we have the right to vote 100% of Mardi Gras' interests in each of the Mardi Gras Joint Ventures. We have determined that we are the primary beneficiary of Mardi Gras. Refer to Note 15 - Variable Interest Entity for further discussion.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and disclosures included in the accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

We recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. We include certain disclosures regarding qualitative and quantitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Refer to Note 3 - Revenue Recognition for further information.

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

Outstanding customer receivables are regularly reviewed for possible nonpayment indicators, and allowances for doubtful accounts are recorded based upon management’s estimate of collectability based on a historical analysis of uncollected amounts, general and specific economic trends, known specific issues related to individual customers, sectors and transactions

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
that might impact collectability at each balance sheet date. At December 31, 2021 and 2020, more than 97% of our accounts receivable are with a related party and we have not experienced any significant collection issues and do not expect collection issues in the foreseeable future; therefore, we have recorded zero in allowance for doubtful accounts.

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

Although the Wholly Owned Assets will be replaced as needed, in management's judgement, the pipelines will continue to exist for an indefinite period of time. Therefore, there is uncertainty around the asset retirement settlement dates. As a result, we determined that there is not sufficient information to make a reasonable estimate of the asset retirement obligations for the Wholly Owned Assets, and we did not recognize any asset retirement obligations as of December 31, 2021 and 2020.

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

For additional information regarding our environmental matters, refer to Note 12 - Commitments and Contingencies.

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

Net Income per Unit

Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities have included common units, subordinated units and incentive distribution rights.

Following the conversion of the subordinated units, we continue to use the two-class method when calculating the net income per unit applicable to limited partners. The remaining classes of participating securities are common units and IDRs.

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

Recent Accounting Pronouncement

Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2021, the United Kingdom’s Financial Conduct Authority (FCA) announced that some USD LIBOR tenors will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. Currently, our credit facility and term loan reference 3-month LIBOR rates. We are currently evaluating the impact to our operating results, financial position and cash flows from the transition from LIBOR to alternative reference interest rates, and we will continue to monitor this transition until it is completed.

3. Revenue Recognition

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

Billings to BP Products for deficiency volumes under its MVCs, if any, are recorded as deferred revenues and credits, a contract liability, on the consolidated balance sheets, as BP Products has the right to make up the deficiency volumes within the measurement period specified by the agreements. Deferred revenue under these arrangements is recognized into revenue once it is deemed remote that the customer will meet its required annual MVC. If the customer does satisfy its MVC by shipping the deficiency volumes within the same calendar year, it may receive a refund of excess payments.

We recognized $4.0 million, $13.2 million and $5.6 million of deficiency revenue under the throughput and deficiency agreements with BP Products for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In the years ended December 31, 2021, 2020 and 2019, we recognized revenue of $12.5 million, $5.8 million and $10.3 million, respectively, related to the FLA arrangements with our Parent.

Disaggregation of Revenue

The following table provides information about disaggregated revenue:

	Year Ended December 31,
Disaggregation of revenue	2021	2020	2019
Transportation services revenue - third parties	2.4	$2.9	$3.0
Transportation services revenue - related parties	117.5	126.0	125.5
Total revenue	$119.9	$128.9	$128.5

Future Performance Obligations

The values in the table below represent the fixed portion of the MVC arrangements with our existing customer contracts, summarized as future performance obligations as of December 31, 2021. The unfulfilled performance obligations included in the table below are expected to be recognized in revenue in the specified periods:

Unfulfilled performance obligations	As of December 31, 2021
2022	$101.4
2023	97.7
Total	$199.1

In addition, we have an executed Capital Recovery Fee Agreement with BP Products related to construction of a River Rouge onshore capacity increase project. The agreement calls for fees of $6.0 million per year (payable in equal monthly installments) over a four-year period, beginning when the increased capacity becomes available for use. The final phase of this project was completed in January 2022 thus making the capacity increase operational.

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

The following table provides information about receivables from contracts with customers, contract assets and contract liabilities:

	As of December 31,
Contract balances	2021	2020
Receivables from contracts with customers - third parties	$0.3	$0.2
Receivables from contracts with customers - related parties	11.6	11.0
Deferred revenues and credits - related parties	3.8	1.8

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
Deferred revenues and credits on our consolidated balance sheets as of December 31, 2021 and 2020 were credited to customers' invoices in January 2022 and January 2021, respectively.

4. Leases

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

Lease expense totaled $71 thousand for each of the years ended December 31, 2021, 2020 and 2019.

In November 2020, two operating leases were renewed, and lease terms were extended until 2023, resulting in additional ROU assets and lease liabilities of $94 thousand.

Amounts recognized in the accompanying consolidated balance sheets are as follows:

Lease activity (in thousands)	Balance sheet location	December 31, 2021	December 31, 2020
ROU assets	Other assets	$461	$513
Current lease liability	Other current liabilities	$63	$62
Long-term lease liability	Other liabilities	$422	$467

As of December 31, 2021, the weighted average discount rate of our leases was 4.1% and the weighted average remaining lease term was 12.8 years.

The undiscounted future minimum lease payments and total lease liabilities as of December 31, 2021 are presented in the table below:

(In thousands)	December 31, 2021
2022	$65
2023	66
2024	35
2025	36
2026	37
Remaining years	406
Undiscounted future minimum lease payments	645
Less: Interest	(160)
Total lease liabilities	$485

5. Equity Method Investments

We account for our ownership interests in Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures using the equity method for financial reporting purposes. Our financial results include our proportionate share of the net income of Mars, Ursa, KM Phoenix and the Mardi Gras Joint Ventures, which is reflected in Income from equity method investments on the consolidated statements of operations. We did not record any impairment loss on our equity method investments during the years ended 2021, 2020 or 2019.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
The table below summarizes the balances and activities related to each of our equity method investments ("EMI") that we recorded for the years ended December 31, 2021, 2020 and 2019:

	2021
	Percentage ownership at year end	Distributions received	Income from EMI	Carrying value at year end
Mars	28.5%	$(34.3)	$34.3	$54.1
Caesar	56.0%	(18.7)	17.3	115.1
Cleopatra	53.0%	(10.7)	7.4	111.0
Proteus	65.0%	(17.1)	13.2	64.5
Endymion	65.0%	(31.6)	25.9	73.6
Others(1)	Various	(9.3)	8.4	86.4
Total Equity Investments		$(121.7)	$106.5	$504.7

	2020
	Percentage ownership at year end	Distributions received	Income from EMI	Carrying value at year end
Mars	28.5%	$(49.1)	$46.3	$54.1
Caesar	56.0%	(16.1)	15.2	116.5
Cleopatra	53.0%	(8.9)	5.6	114.3
Proteus	65.0%	(20.5)	13.6	68.4
Endymion	65.0%	(24.3)	22.6	79.3
Others(1)	Various	(6.4)	7.5	87.3
Total Equity Investments		$(125.3)	$110.8	$519.9

	2019
	Percentage ownership at year end	Distributions received	Income from EMI	Carrying value at year end
Mars	28.5%	$(53.4)	$51.1	$56.9
Caesar	56.0%	(19.5)	17.5	117.4
Cleopatra	53.0%	(11.0)	9.0	117.6
Proteus	65.0%	(19.0)	13.0	75.3
Endymion	65.0%	(16.8)	15.3	81.0
Others(1)	Various	(11.7)	10.8	86.2
Total Equity Investments		$(131.4)	$116.7	$534.4

(1)Includes ownership in Ursa (22.7%) and KM Phoenix (25%).

The following tables present aggregated selected balance sheet and income statement data for our equity method investments on a 100% basis for the years ended December 31, 2021, 2020 and 2019 and as of December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020	2019
Statement of operations
Revenue	$503.1	$538.6	$560.5
Operating expenses	243.6	250.2	246.0
Net income	259.8	288.9	317.2

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

	As of December 31,
Balance Sheets	2021	2020
Current assets	116.4	110.8
Non current assets	1,636.6	1,726.4
Current liabilities	58.0	56.5
Non current liabilities	531.3	589.4
Equity	1,163.7	1,191.3

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2021	2020
Land	$0.2	$0.2
Rights-of-way assets	1.4	1.4
Buildings and improvements	9.1	6.9
Pipelines and equipment	110.8	95.3
Other	0.9	0.8
Construction in progress	6.2	7.1
Property, plant and equipment	128.6	111.7
Less: Accumulated depreciation	(46.6)	(43.8)
Property, plant and equipment, net	$82.0	$67.9

During the year ended December 31, 2019, an impairment charge of $4.4 million, before insurance recoveries, was recorded under "Impairment and other, net" on our consolidated statements of operations. See Note 12 - Commitments and Contingencies.

There were no impairments on property, plant and equipment for the years ended December 31, 2021 and 2020.

7. Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2021	2020
Accrued capital expenditures	$4.2	$4.1
Accrued interest payable - related parties	0.8	0.9
Current portion of environmental remediation obligation	0.4	0.4
Current portion of lease liabilities	0.1	0.1
Accrued merger-related expenditures	1.1	—
Accrued liabilities	2.6	2.3
Other current liabilities	$9.2	$7.8

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

As of December 31, 2021, the Partnership was in compliance with the covenants contained in the term loan facility and the credit facility. There were $468 million of outstanding borrowings under the term loan at December 31, 2021 and 2020. For the years ended December 31, 2021, 2020 and 2019, interest charges and fees were $4.4 million, $8.3 million and $16.5 million, respectively.

Indebtedness under the term loan bears interest at the 3-month LIBOR plus 0.73%. For the years ended December 31, 2021, and 2020, the weighted average interest rates for our long-term debt were 0.91% and 1.70%, respectively.

9. Related Party Transactions

Related party transactions include transactions with our Parent and our Parent’s affiliates, including those entities in which our Parent has an ownership interest but does not have control. In addition to the Merger Transactions discussed in Note 1 - Business and Basis of Presentation, the MVC and FLA arrangements discussed in Note 3 - Revenue Recognition and the credit facility and term loan in Note 8 - Debt, we have entered into the following transactions with related parties:

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

Our revenue from related parties was $117.5 million, $126.0 million and $125.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We recognized $4.0 million, $13.2 million and $5.6 million of deficiency revenue under the throughput and deficiency agreements with BP Products for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, there was $3.8 million and $1.8 million, respectively, of deferred revenues and credits recorded in relation to these agreements.

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

We paid our Parent an annual fee of $15.5 million, $14.0 million and $13.6 million in 2021, 2020 and 2019, respectively, under the omnibus agreement.

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

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
During the years ended December 31, 2021, 2020 and 2019, we recorded the following amounts for related party expenses, which also included the expenses related to pension and retirement savings plans and share-based compensation discussed below:

	Years Ended December 31,
	2021	2020	2019
Operating expenses—related parties	$5.4	$5.3	$5.8
Maintenance expenses—related parties	0.3	0.4	0.3
General and administrative—related parties	15.9	14.5	14.1
Total costs and expenses —related parties	$21.6	$20.2	$20.2

Non-controlling Interests

Non-controlling interests consist of the 35% ownership interest in Mardi Gras held by our Parent at December 31, 2021, 2020 and 2019. Net income attributable to non-controlling interests is the product of the non-controlling interests ownership percentage and the net income of Mardi Gras. We report Non-controlling interests as a separate component of equity on our consolidated balance sheets and Net income attributable to non-controlling interests on our consolidated statements of operations.

10. Distributions and Net Income Per Unit

The following table details the distributions declared and/or paid for the periods presented:

Three Months Ended	Date Paid or to be Paid	General Partner*	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total	Distributions per Limited Partner Unit (in dollars)
December 31, 2018	February 14, 2019	$—	$15.8	$15.8	$31.6	$0.3015
March 31, 2019	May 15, 2019	0.2	16.4	16.3	32.9	0.3126
June 30, 2019	August 14, 2019	0.4	16.9	17.0	34.3	0.3237
September 30, 2019	November 14, 2019	0.7	17.6	17.6	35.9	0.3355
December 31, 2019	February 13, 2020	1.2	18.2	18.2	37.6	0.3475
March 31, 2020	May 14, 2020	1.2	18.2	18.2	37.6	0.3475
June 30, 2020	August 13, 2020	1.2	18.2	18.2	37.6	0.3475
September 30, 2020	November 12, 2020	1.2	18.2	18.2	37.6	0.3475
December 31, 2020	February 11, 2021	1.2	18.2	18.2	37.6	0.3475
March 31, 2021	May 13, 2021	1.2	36.4	—	37.6	0.3475
June 30, 2021	August 12, 2021	1.2	36.4	—	37.6	0.3475
September 30, 2021	November 11, 2021	1.2	36.4	—	37.6	0.3475
December 31, 2021	February 14, 2022	1.2	36.4	—	37.6	0.3475

* Due to rounding, numbers presented for the general partner may not precisely reflect the absolute figures.

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

When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that will be distributed to the General Partner and limited

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
partners for that reporting period. The following tables show the allocation of net income to arrive at net income per unit for the years ended December 31, 2021, 2020 and 2019:

	For the years ended December 31,
	2021	2020	2019
Net income attributable to the Partnership	$152.1	$168.4	$167.9
Less:
Incentive distribution rights currently held by the General Partner	4.8	4.8	2.5
Limited partners' distribution declared on common units	145.6	72.8	69.1
Limited partners' distribution declared on subordinated units	—	72.8	69.1
Net income attributable to the Partnership in excess of distributions	$1.7	$18.0	$27.2

	For the year ended December 31, 2021
	General Partner	Limited Partners' Common Units	Limited Partners' Subordinated Units	Total
Distributions declared	$4.8	$145.6	$—	$150.4
(Distributions in excess of net income) Net income attributable to the Partnership in excess of distributions	—	(7.8)	9.5	1.7
Net income attributable to the Partnership	$4.8	$137.8	$9.5	$152.1
Weighted average units outstanding (in millions):
Basic and Diluted(1)		98.7	52.4
Net income per limited partner unit (in dollars):
Basic and Diluted(1)		$1.40	$0.18
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

Distributions declared to BP Holdco for each of the years ended December 31, 2021 and 2020, totaled $84.0 million, including $4.8 million for IDRs distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

Distributions declared to BP Holdco for the year ended December 31, 2019 totaled $77.6 million, including $2.5 million for IDRs distributed to our Parent in respect of its ownership of our common units, subordinated units and IDRs.

11. Fair Value Measurements

The carrying amounts of accounts receivable, other current assets, accounts payable, and other current liabilities approximate their fair values due to their short-term nature.
The carrying value of borrowings under the term loan as of December 31, 2021 and 2020 approximate fair value as the interest rates are reflective of market rates.

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

We accrued $2.5 million and $3.4 million for environmental liabilities at December 31, 2021 and 2020, respectively. These balances are broken down on the consolidated balance sheets as follows:

		December 31,
	Balance sheet location	2021	2020
Current portion of environmental remediation obligations	Other current liabilities	$0.4	$0.4
Long-term portion of environmental remediation obligations	Other liabilities	2.1	3.0
Total		$2.5	$3.4

The balances are related to incidents that occurred prior to our ownership and are entirely indemnified by our Parent. As a result, we recorded corresponding indemnification assets of $2.5 million and $3.4 million on the consolidated balance sheet as of December 31, 2021, and 2020, respectively. These balances are broken down on the consolidated balance sheets as follows:

		December 31,
	Balance sheet location	2021	2020
Current portion of indemnification assets	Other current assets	$0.4	$0.4
Non-current portion of indemnification assets	Other assets	2.1	3.0
Total		$2.5	$3.4

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

During the year ended December 31, 2020, we incurred $0.4 million for response expense and received $2.9 million of insurance proceeds. The proceeds have been recorded under "Proceeds from insurance claims" in our consolidated statements of cash flows for the year ended December 31, 2020.

During the year ended December 31, 2021, we received $2.5 million of insurance proceeds. The proceeds have been recorded under "Proceeds from insurance claims" in our consolidated statements of cash flows for the year ended December 31, 2021. Future proceeds from insurance claims would be recognized as a gain.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
Commitments

We hold easements or rights-of-way ("ROWs") arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems.

We incurred ROWs expenses, operating lease expenses and service contract expenses of $0.2 million for each of the years ended December 31, 2021, 2020 and 2019. Such amounts are included in Operating expenses – third parties on the consolidated statements of operations.

These ROWs are not within the scope of ASC 842. At December 31, 2021, our future minimum commitment for contracts in excess of one year is as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Rights-of-way	$3.0	$0.1	$0.1	$0.1	$0.1	$0.1	$2.5
Total	$3.0	$0.1	$0.1	$0.1	$0.1	$0.1	$2.5

13. Transactions with Major Customers and Concentration of Credit Risk

Our Parent accounted for 98.0%, 97.8% and 97.7% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. We are potentially exposed to concentration of credit risk primarily through our accounts receivable from our Parent for the pipeline transportation services that we provide. These receivables have payment terms of 30 days or less. We have no history of collectability issues with our Parent.

We have a concentration of trade receivables due from customers in the oil and gas industry, which may impact our overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory and other factors. We manage our exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. As of December 31, 2021 and 2020, there were no such arrangements.

We have concentrated credit risk for cash by maintaining deposits with an affiliate of BP and a major bank. Amounts on deposit in the major bank may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). We monitor the financial health of the affiliate and major bank and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. At December 31, 2021 and 2020, we had $136.7 million and $126.7 million in cash and cash equivalents in excess of FDIC limits, respectively.

14. Unit-Based Compensation

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

The following is a summary of phantom unit award activities of the Partnership’s common units from 2019 to 2021:

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)

	Phantom Units
	Number of Units	Weighted Average Grant Date Fair Value per Unit (in dollars)	Aggregate Fair Value (in thousands)
Outstanding at December 31, 2018	3,737	$20.07
Granted	15,227	16.64	$253
Vested	(3,737)	20.07
Outstanding at December 31, 2019	15,227	16.64
Granted	16,038	14.03	$225
Vested	(15,227)	16.64
Outstanding at December 31, 2020	16,038	14.03
Granted	18,534	12.00	$222
Vested	(16,038)	14.03
Outstanding at December 31, 2021	18,534	$12.00

Total compensation expense recognized for phantom unit awards were $223 thousand, $232 thousand and $239 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in General and administrative – related parties on the consolidated statements of operations.

The unrecognized compensation cost related to phantom unit awards was $34 thousand at December 31, 2021, which is expected to be recognized over a weighted average period of 0.2 years.

There were no forfeitures in the years ended December 31, 2021, 2020 and 2019. On February 24, 2022, the outstanding 18,534 units vested.

15. Variable Interest Entity

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

We have the obligation to provide financial support to Mardi Gras if all members unanimously determine that additional capital contributions are necessary to fund Mardi Gras’ operations. The assets of Mardi Gras can only be used to satisfy its own obligations, which were zero at December 31, 2021 and 2020. Under the current limited liability company agreement of Mardi Gras, creditors of Mardi Gras, if any, do not have any recourse to the general credit of the Partnership.

BP MIDSTREAM PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, unless otherwise indicated)
The financial position of Mardi Gras as of December 31, 2021 and 2020 and its financial performance and cash flows for each of the three years ended December 31, 2021, 2020 and 2019, as reflected in our consolidated financial statements, are as follows:

	As of December 31,
	2021	2020
Balance sheet
Equity method investments	$364.2	$378.5
Non-controlling interests	127.5	132.5

	December 31,
	2021	2020	2019
Statement of operations
Income from equity method investments	$63.8	$57.0	$54.8
Less: Net income attributable to non-controlling interests	22.3	19.9	19.2
Net impact on Net income attributable to the Partnership	$41.5	$37.1	$35.6

	December 31,
	2021	2020	2019
Statement of cash flows
Cash flows from operating activities
Distributions of earnings received from equity method investments	$63.8	$57.0	$54.8
Cash flows from investing activities
Distribution in excess of earnings from equity method investments	14.3	12.8	11.5
Cash flows from financing activities
Distributions to non-controlling interests	(27.3)	(24.3)	(23.2)
Net change on BPMP's cash and cash equivalents	$50.8	$45.5	$43.1

16. Subsequent Events

We have evaluated subsequent events through the issuance of these consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the items noted below, that require recognition or disclosure in the consolidated financial statements.

Distribution

On February 14, 2022, we paid a cash distribution of $0.3475 per limited partner unit to unitholders of record on January 31, 2022, for the three months ended December 31, 2021. The total distribution paid was $37.6 million, with $16.6 million distributed to our non-affiliated common unitholders and $21.0 million, including $1.2 million for IDRs, distributed to our Parent in respect of its ownership of our common units and IDRs.

*******

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2021, the management of our general partner used the criteria established in the UK Financial Reporting Council’s Guidance on Risk Management, Internal Control and Related Financial and Business Reporting. As a result of this assessment and based on the criteria in the UK Financial Reporting Council’s Guidance, management of our general partner has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BP Midstream Partners GP LLC and the Partners of BP Midstream Partners LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BP Midstream Partners LP and subsidiaries (the “Partnership”) as of December 31, 2021, based on criteria established in the UK Financial Reporting Council's Guidance on Risk Management, Internal Control and Related Financial and Business Reporting. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the UK Financial Reporting Council's Guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Partnership and our report dated March 11, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 11, 2022

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

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

Neither our general partner nor BP Pipelines receives any management fee or other compensation in connection with our general partner’s management of our business, but we reimburse our general partner and its affiliates, including BP Pipelines, for all expenses they incur and payments they make on our behalf under the omnibus agreement. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, benefits, bonus, long term incentives and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Please read “Certain Relationships and Related Transactions, and Director Independence-Agreements Governing the Formation Transactions.”

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

Name	Age(1)	Position with BP Midstream Partners GP LLC
Robert P. Zinsmeister	64	Director, Chief Executive Officer
Jack T. Collins	46	Director, Chief Financial Officer
David Kurt	54	Chief Operating Officer
Derek Rush	50	Chief Development Officer
Hans F. Boas	56	Chief Legal Counsel and Secretary
J. Douglas Sparkman	64	Director, Chairman of the Board of Directors
Starlee Sykes(2)	46	Director
Clive Christison	50	Director
Walter Clements	62	Independent Director
Robert Malone	70	Independent Director
Michele F. Joy	66	Independent Director
(1)On March 11, 2022.
(2)Ms. Sykes was appointed to the position of Director effective March 1, 2021.

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

Jack T. Collins became a member of the board of directors of our general partner in October 2020. Effective March 2021, Mr. Collins was appointed Chief Financial Officer of our general partner. Since July 2020, Mr. Collins has served as President of BPX Energy. From December 2014 to July 2020, Mr. Collins served as Senior Vice President and Chief Financial Officer of BPX Energy. Prior to joining BPX Energy in 2014, Mr. Collins held various executive roles in finance and investor relations, including at Denbury Resources, Inc and PostRock Energy Corp. He has more than 20 years’ experience across the energy sector. Mr. Collins has a BA in Economics from the University of Colorado and completed the Advanced Management Program at Harvard Business School. We believe that based on Mr. Collins’ extensive experience in the energy industry and extensive financial knowledge, Mr. Collins brings important skills and expertise to the board of directors of our general partner.

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

Derek Rush was appointed Chief Development Officer of our general partner in August 2019. Since February 2022, Mr. Rush has served as Chief Financial Officer of BP's recently-acquired AMPLY Power. From January 2021 to January 2022, Mr. Rush has served as Global Logistics & BPMP Senior Finance and Commercial Manager for the BP Customers & products organization. Since August 2018, Mr. Rush has served as a Director for BP Pipelines. From August 2018 to December 2020, Mr. Rush served as Head of Finance for BP US Pipelines and Logistics. From July 2015 to July 2018, Mr. Rush served as Head of Control for BP Downstream, and from April 2013 to July 2015 served as Vice President of BP-Husky Refining LLC. Prior to that, Mr. Rush held a variety of financial and commercial roles in BP. He joined BP in 2005 from PricewaterhouseCoopers, where he was a Director in the financial advisory practice. Mr. Rush has a BS in Biology from the University of Illinois at Urbana-Champaign and a MS in Accountancy from Illinois State University.

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

J. Douglas Sparkman became Chairman and member of the board of directors of our general partner in September 2017. From January 2021 until his retirement in December 2021, Mr. Sparkman has served as Senior Vice President of BP Solutions for the BP Regions, cities & solutions organization. From October 2014 to December 2020, Mr. Sparkman served as the Chief Operating Officer, Fuels North America. In this role, he was responsible for BP’s North American Downstream—three refineries, USPL, Supply, Sales and Marketing. Prior to this role, Mr. Sparkman was the Strategic Performance Unit leader for the Midwest Fuels Value Chain for BP, which he held since January 2010. Prior to working for BP, Mr. Sparkman served as the Senior Vice President for Transportation and Logistics for Marathon Oil Corporation. Mr. Sparkman has over 38 years of experience in the Downstream business with deep experience in Refining and Midstream operations. We believe that Mr. Sparkman’s substantial experience in various aspects of the energy industry makes him qualified to serve as a member of the board of directors of our general partner.

Starlee Sykes, became a member of the board of directors of our general partner in March 2021. Since January 2021, Ms. Sykes has served as Senior Vice President Gulf of Mexico and Canada for the BP Production & operations organization. From February 2018 until December 2020, Ms. Sykes served as BP's Regional President of Gulf of Mexico and Canada, where she held accountability for all safety and business aspects of the offshore hub. From January 2011 until January 2018, Ms. Sykes served as Vice President in BP's Global Projects organization, leading a portfolio of offshore projects and teams. Ms. Sykes joined BP in 1997 and has a BS in Mechanical Engineering from Texas A&M University. We believe that Ms. Sykes’ substantial experience in various aspects of the energy industry makes her qualified to serve as a member of the board of directors of our general partner.

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

Walter Clements became an independent member of our board of directors in October 2017. From January 2019 to December 2021, Mr. Clements served as Associate Dean of Executive Education at University of Notre Dame’s Mendoza College of Business and continues as Teaching Professor of Finance at the college where he has served since August 2012. Previously, from August 2010 to July 2012, Mr. Clements served as a Visiting Lecturer of Finance at Indiana University. Additionally, Mr. Clements currently consults for new ventures and has 28 years of experience in the energy industry. Mr. Clements has an undergraduate degree in Accounting from Indiana University, an MBA from the University of Chicago, and is a Certified Public Accountant. We believe that Mr. Clements’ extensive experience in finance makes him qualified to serve as a member of the board of directors of our general partner.

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

The audit committee recommended to the Board that the audited financial statements as of and for the year ended December 31, 2021 be included in this report.

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

On August 12, 2021 the board of directors of the general partner empaneled the independent conflicts committee to review and evaluate the Merger Transactions. From August through December, the conflicts committee held discussions with various advisors and exchanged multiple counterproposals. On December 19, 2021 the parties executed the Merger Agreement and Support Agreement.

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

Delinquent Section 16(a) Report
Section 16(a) of the Exchange Act requires executive officers and managing board members of our general partner and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports.

Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required, we believe that all of the officers and managing board members of our general partner and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements during fiscal year 2021, except the Form 4's related to Walter Clements, Robert Malone and Michele Joy's phantom unit grant on February 24, 2021 were not timely filed.

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

Our executive officers do not currently receive separate amounts of compensation in relation to the services they provide to us. We reimburse BP Pipelines for compensation related expenses attributable to the portion of each executive officer’s time dedicated to providing services to us through our omnibus agreement. Although we bear an allocated portion of BP Pipelines’ costs of providing compensation and benefits to employees who serve as executive officers of our general partner, we have no control over such costs and do not establish or direct the compensation policies or practices of BP Pipelines.

Our general partner does not have a compensation committee and does not currently expect to put one in place.

Summary Compensation Table

The following summarizes the total compensation paid to our named executive officers by BPMP for their services in relation to our business in 2021, 2020 and 2019.

Name and Principal Position(1)	Year	Salary	Stock Awards	Bonus	Stock Options	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert P. Zinsmeister, Chief Executive Officer and Director	2021	—	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—
Jack T. Collins, Chief Financial Officer and Director(2)	2021	—	—	—	—	—	—	—	—
Craig W. Coburn, Former Chief Financial Officer(3)	2021	—	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—
David Kurt, Chief Operating Officer(4)	2021	—	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—	—
Derek Rush, Chief Development Officer	2021	—	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—
Hans F. Boas, Chief Legal Counsel and Secretary	2021	—	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—	—

(1)Messrs. Zinsmeister, Collins, Kurt, Rush and Boas devote, and prior to his retirement, Mr. Coburn devoted, a portion of their overall working time to our business. Except for the fixed administrative fee we paid to BP Pipelines under the omnibus agreement, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2021, 2020 or 2019.
(2)Mr. Collins was appointed to the position of Chief Financial Officer, effective March 1, 2021.
(3)Mr. Coburn retired from his position as Chief Financial Officer, effective February 28, 2021.
(4)Mr. Kurt was appointed to the position of Co-Chief Operating Officer, effective October 1, 2020. On December 31, 2020, his title changed to Chief Operating Officer.

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

Share-Based Compensation

The incentive compensation programs in which our named executive officers participate primarily consist of share awards, restricted share awards or cash awards (any of which may be a performance award). Conditional awards of BP shares are made under the terms of the BP Share Value Plan on a selective basis to senior personnel each year. The extent to which the awards vest is determined over a three-year performance period. The award is based on the business performance of BP plus an adjustment using an individual performance factor. All shares that vest are increased by an amount equal to the notional dividends accrued on those shares during the period from the award date to the vesting date. None of the awards result in beneficial ownership until the shares are delivered. Shares are awarded subject to a three-year vesting period. The amount of any incentive compensation made by BP will not result in changes to the contractually fixed fee for executive management services that we will pay to BP under the omnibus agreement.

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

Grants of Plan-Based Awards

We did not grant any equity awards to our named executive officers during 2021.

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other unit awards: Number of units (#)	All other unit awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of unit and option awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Robert P. Zinsmeister	—	—	—	—	—	—	—	—	—	—	—
Jack T. Collins	—	—	—	—	—	—	—	—	—	—	—
Craig W. Coburn	—	—	—	—	—	—	—	—	—	—	—
David Kurt	—	—	—	—	—	—	—	—	—	—	—
Derek Rush	—	—	—	—	—	—	—	—	—	—	—
Hans F. Boas	—	—	—	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year End

We have not granted, and none of our named executive officers have received any grants of, unit or unit-based awards and no such awards were outstanding as of December 31, 2021.

Name	Option Awards					Unit Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of units that have not vested (#)	Market value of units that have not vested (#)	Equity incentive plan awards: number of unearned units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned units or other rights that have not vested ($)
Robert P. Zinsmeister	—	—	—	—	—	—	—	—	—
Jack T. Collins	—	—	—	—	—	—	—	—	—
Craig W. Coburn	—	—	—	—	—	—	—	—	—
David Kurt	—	—	—	—	—	—	—	—	—
Derek Rush	—	—	—	—	—	—	—	—	—
Hans F. Boas	—	—	—	—	—	—	—	—	—

Option Exercises and Stock Vested

We have not granted, and none of our named executive officers have received any grants of, units or unit-based awards. Hence, no such awards were exercised or vested during 2021.

	Option Awards		Unit Awards
Name	Number of units acquired on exercise (#)	Value realized on exercise ($)	Number of units acquired on vesting (#)	Value realized on vesting ($)
Robert P. Zinsmeister	—	—	—	—
Jack T. Collins	—	—	—	—
Craig W. Coburn	—	—	—	—
David Kurt	—	—	—	—
Derek Rush	—	—	—	—
Hans F. Boas	—	—	—	—

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with retirement.

Name	Plan Name	Number of Years Credited Service(#)	Present Value of Accumulated Benefit($)	Payments During Last Fiscal Year($)
Robert P. Zinsmeister	—	—	—	—
Jack T. Collins	—	—	—	—
Craig W. Coburn	—	—	—	—
David Kurt	—	—	—	—
Derek Rush	—	—	—	—
Hans F. Boas	—	—	—	—

Nonqualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Name	Beginning Balance($)	Executive Contribution in Last Fiscal Year($)	Registrant Contribution in Last Fiscal Year($)	Aggregate Earnings in Last Fiscal Year($)	Aggregate Withdrawals/Distributions($)	Aggregate Balance at Last Fiscal Year-End(4)($)
Robert P. Zinsmeister	—	—	—	—	—	—
Jack T. Collins	—	—	—	—	—	—
Craig W. Coburn	—	—	—	—	—	—
David Kurt	—	—	—	—	—	—
Derek Rush	—	—	—	—	—	—
Hans F. Boas	—	—	—	—	—	—

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

On August 12, 2021 the board of directors of the general partner empaneled the independent conflicts committee to review and evaluate the Merger Transactions. We paid Ms. Joy a retainer of $20,000 in her capacity as chair of the conflicts committee. Due to the significant time and resources expected of the committee, a cash retainer of $10,000 was agreed upon between our General Partner, Mr. Clements and Mr. Malone.

Following the retirement of Mr. Sparkman from BP in December 2021, BP agreed to pay him a cash retainer of $5,000 per quarter to remain on the board of directors of the general partner.

For 2021, each non-employee director received an award of 6,178 phantom units under the LTIP valued at approximately $74,136 based on the closing price of our common units on the applicable date of grant. To align awards with our Parent, this grant occurred on February 24, 2021.

The phantom units vest in full on the first anniversary of the date of grant but are not settled until the second anniversary of grant. Each member of the board of directors of our general partner will be indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

Non-Employee Director Compensation Table

The following summarizes the compensation for our non-employee directors for 2021.

Name	Fee Earned or Paid in Cash	Unit Awards(1)	Option Awards	Non-Equity Inventive Plan Compensation	Non-Qualified Compensation	Deferred Earnings	All Other Compensation	Total
Walter Clements	$85,000	$74,136	$—	$—	$—	$—	$—	$159,136
Robert Malone	105,000	74,136	—	—	—	—	—	179,136
Michele F. Joy	95,000	74,136	—	—	—	—	—	169,136

(1)Amounts reported in this column reflect the aggregate grant date fair value of the phantom units, computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures. For more information, refer to Note 15 - Unit-Based Compensation in the Notes to Consolidated Financial Statements. As of December 31, 2021, there were a total of 18,534 phantom units outstanding under the LTIP, of which Mr. Clement, Mr. Malone and Ms. Joy each held 6,178.

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
Jack T. Collins
Starlee Sykes
Clive Christison
Walter Clements
Robert Malone
Michele F. Joy

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common units of BP Midstream Partners LP held by beneficial owners of 5% or more of such units, by each director and named executive officer of our general partner and by the directors and executive officers of our general partner as a group. The percentage of units beneficially owned is based on 104,813,074 common units outstanding.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
BP Midstream Partners Holdings LLC(2)	56,956,712	54.4%
Robert P. Zinsmeister	5,555	*
Jack T. Collins	—	—
David Kurt	—	—
Derek Rush	—	—
Hans F. Boas	—	—
J. Douglas Sparkman	5,555	*
Starlee Sykes	—	—
Clive Christison	2,500	*
Walter Clements(3)	21,667	*
Robert Malone(3)	21,445	*
Michele F. Joy(3)	18,892	*
Directors and executive officers as a group (11 persons)	75,614	*

(*)Indicates beneficial ownership of less than 1%.
(1)The address for all beneficial owners in this table is 501 Westlake Park Boulevard, Houston, Texas 77079.
(2)BP Holdco is a wholly owned subsidiary of BP Pipelines (North America) Inc. and owns the common units presented above. BP Pipelines (North America) Inc. may be deemed to beneficially own the units held by BP Holdco.
(3)Represents unit-based awards granted under the LTIP and are subject to the terms thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about all existing equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	18,534	(2)	—	5,440,267
Equity compensation plans not approved by security holders	—		—	—
Total	18,534		—	5,440,267

(1)The amounts shown represents common units available under the LTIP as of December 31, 2021.
(2)Represents unit-based awards granted under the LTIP and are subject to the terms thereunder.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of March 9, 2022, BP Holdco owns 56,956,712 common units representing approximately an aggregate 54.4% limited partner interest in us (excluding the incentive distribution rights, which cannot be expressed as a fixed percentage), and owns and controls our general partner. BP Holdco also appoints all of the directors of our general partner, which owns a non-economic general partner interest in us and owns the incentive distribution rights.

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

Beginning on January 1, 2020, the annual fee was adjusted to $15.2 million. During the second quarter of 2020, our Parent agreed to adjust the fee payable under the Omnibus Agreement back to the 2019 annual fee, beginning in the second quarter, prorated for the remainder of 2020 due to the ongoing economic effects of the global COVID-19 pandemic. This resulted in a 2020 annual fee of $14.0 million. Beginning on January 1, 2021, the annual fee was adjusted to $15.5 million.

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

Credit Facilities

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

Transportation and Deficiency Revenues

During the year ended December 31, 2021, we recognized transportation revenues of $115.9 million and deficiency revenue of $4.0 million for a total of $119.9 million from the throughput and deficiency agreements with companies affiliated with BP.

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

On August 12, 2021 the board of directors of the general partner empaneled the independent conflicts committee to review and evaluate the Merger Transactions. From August through December, the conflicts committee held discussions with various advisors and exchanged multiple counterproposals. On December 19, 2021 the parties executed the Merger Agreement and Support Agreement.

There were no related person transactions during 2021 which were required to be reported in “Certain Relationships and Related Transactions, and Director Independence” where the procedures described above did not require review, approval or ratification or where these procedures were not followed.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services performed by independent registered public accounting firm, Deloitte & Touche LLP in Houston, Texas (PCAOB ID No. 34) for 2021 and 2020, respectively.

	2021	2020
Fees (millions of dollars)
Audit fees(1)	$1.1	$1.1
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.1	$1.1
________________________
(1) Audit fees represent amounts billed for professional services rendered in connection with (i) the audit of our annual financial statements and internal controls over financial reporting and (ii) the review of our quarterly financial statements.

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

2. Financial Statement Schedules

The following financial statements are included pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09):

Mars Oil Pipeline Company, LLC	Financial Statements as of December 31, 2021 and 2020 and for the fiscal years ended December 31, 2021, 2020 and 2019.

All other financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the consolidated financial statements or the notes to consolidated financial statements.

3. Exhibits

The exhibits listed in the Index to Exhibits are filed as part of this Annual Report.

BP MIDSTREAM PARTNERS LP
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
2.1	Agreement and Plan of Merger, dated December 19, 2021, by and among BP p.l.c., BP Midstream RTMS LLC, BP Midstream Partners Holdings LLC, BP Midstream Partners GP LLC and BP Midstream Partners LP	8-K	2.1	12/20/2021	001-38260
3.1	Certificate of Limited Partnership of BP Midstream Partners LP	S-1	3.1	9/11/2017	333-220407
3.2	Amended and Restated Agreement of Limited Partnership of BP Midstream Partners LP dated October 30, 2017.	10-Q	3.2	12/6/2017	001-38260
3.3	Certificate of Formation of BP Midstream Partners GP LLC	S-1	3.3	9/11/2017	333-220407
3.4	First Amended and Restated Limited Liability Company Agreement of BP Midstream Partners GP LLC	S-1	3.4	9/11/2017	333-220407
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.1	2/27/2020	001-38260
10.1	Contribution, Assignment and Assumption Agreement dated, October 30, 2017 by and among BP Pipelines (North America) Inc., BP Midstream Partners GP LLC, BP Midstream Partners LP, BP Midstream Partners Holdings LLC, and The Standard Oil Company.	8-K	10.1	11/1/2017	001-38260
10.2	Omnibus Agreement dated October 30, 2017 by and among BP Pipelines (North America) Inc., BP Midstream Partners LP, BP Midstream Partners GP LLC, and solely for the purposes of Articles 4 and 6, BP America Inc.	8-K	10.2	11/1/2017	001-38260
10.3	BP Midstream Partners LP Short Term Credit Facility Agreement, dated as of October 30, 2017, between BP Midstream Partners LP and North America Funding Company	8-K	10.3	11/1/2017	001-38260
10.4*	Form of Indemnification Agreement	S-1/A	10.6	9/25/2017	333-220407
10.5	BP Two Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.4	11/1/2017	001-38260
10.6	BP River Rouge Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.5	11/1/2017	001-38260
10.7	BP D-B Pipeline Company LLC Throughput and Deficiency Agreement, dated October 30, 2017, between BP Midstream Partners LP and BP Products North America Inc.	8-K	10.6	11/1/2017	001-38260
10.8	Second Amended and Restated Limited Liability Company Agreement of Mardi Gras Transportation System Company LLC dated October 30, 2017 by and among BP Midstream Partners LP, BP Pipelines (North America) Inc. and The Standard Oil Company	8-K	10.7	11/1/2017	001-38260
10.9*	BP Midstream Partners LP 2017 Long-Term Incentive Plan	S-8	4.4	10/30/2017	333-221213
10.10*	Form of Phantom Award Agreement (Non-Employee Directors)	S-8	4.5	10/30/2017	333-221213
10.11*	Form of Phantom Award Agreement (Non-Employee Directors Deferred Settlement)	S-8	4.6	10/30/2017	333-221213
10.12	Term Loan Facility Agreement, dated February 24, 2020, between BP Midstream Partners LP and North America Funding Company	10-K	10.12	2/27/2020	001-38260
10.13	First Amendment To Short Term Credit Facility Agreement, dated February 24, 2020, between BP Midstream Partners LP and North America Funding Company	10-K	10.13	2/27/2020	001-38260
10.14	BP Two Pipeline Company LLC Throughput and Deficiency Agreement, dated November 3, 2020, between BP Midstream Partners LP and BP Products North America Inc.	10-Q	10.1	11/5/2020	001-38260
10.15	BP River Rouge Pipeline Company LLC Throughput and Deficiency Agreement, dated November 3, 2020, between BP Midstream Partners LP and BP Products North America Inc.	10-Q	10.2	11/5/2020	001-38260
10.16	BP D-B Pipeline Company LLC Throughput and Deficiency Agreement, dated November 3, 2020, between BP Midstream Partners LP and BP Products North America Inc.	10-Q	10.3	11/5/2020	001-38260
10.17	Support Agreement, dated December 19, 2021, by and between BP Midstream Partners Holdings LLC and BP Midstream Partners LP	8-K	10.1	12/20/2021	001-38260
21	List of Subsidiaries of BP Midstream Partners LP					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
23.2	Consent of Ernst & Young LLP, independent auditors (PCAOB ID No. 42)					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32**	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Mars Oil Pipeline Company, LLC Financial Statements as of December 31, 2021 and 2020 and for the fiscal years ended December 31, 2021, 2020 and 2019.	X
101	The following financial information from BP Midstream Partners LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X
104	The cover page from BP Midstream Partners LP’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL.	X

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

Date: March 11, 2022	BP MIDSTREAM PARTNERS LP
	By:	BP MIDSTREAM PARTNERS GP LLC,
its general partner

	By:	/s/ Jack T. Collins
Jack T. Collins
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of March 11, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Robert P. Zinsmeister	Chief Executive Officer and Director
Robert P. Zinsmeister	(Principal Executive Officer)
BP Midstream Partners GP LLC

/s/ Jack T. Collins	Chief Financial Officer and Director
Jack T. Collins	(Principal Financial Officer and Principal Accounting Officer)
BP Midstream Partners GP LLC

/s/ J. Douglas Sparkman	Chairman of the Board of Directors
J. Douglas Sparkman	BP Midstream Partners GP LLC

/s/ Starlee Sykes	Director
Starlee Sykes	BP Midstream Partners GP LLC

/s/ Clive Christison	Director
Clive Christison	BP Midstream Partners GP LLC

/s/ Walter Clements	Director
Walter Clements	BP Midstream Partners GP LLC

/s/ Robert Malone	Director
Robert Malone	BP Midstream Partners GP LLC

/s/ Michele F. Joy	Director
Michele F. Joy	BP Midstream Partners GP LLC